Form 10-Q
period 2021-09-30
Aris Water Solutions, Inc.
filed 2021-11-10
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-40955

Aris Water Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1022110
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9811 Katy Freeway, Suite 700 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

281-501-3070

Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	ARIS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

* The registrant has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days as it became subject to such requirements on October 21, 2021 in connection with its initial public offering, but the registrant has filed all such required reports since such time.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

		Accelerated filer	☐
Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2021, the registrant had 20,297,500 shares of Class A common stock, $0.01 par value per share, and 33,202,500 shares of Class B common stock, $0.01 par value per share, outstanding.

Introductory Note Regarding Definitions

The registrant, Aris Water Solutions, Inc. (“Aris”), was incorporated on May 26, 2021 as a Delaware corporation. Aris was formed to serve as the issuer in an initial public offering of equity, which was completed on October 26, 2021. Concurrent with the completion of the initial public offering, Aris became the new parent holding company of Solaris Midstream Holdings, LLC, a Delaware limited liability company. Except as otherwise indicated or required by the context, all references to “Solaris,” the “Company,” “we,” “our,” and “us” or similar terms refer to (i) Solaris Midstream Holdings, LLC (“Solaris LLC”) and its consolidated subsidiaries before the completion of the corporate reorganization in connection with the initial public offering and (ii) Aris and its consolidated subsidiaries as of the completion of the corporate reorganization and thereafter.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “guidance,” “preliminary,” “project,” “estimate,” “expect,” “continue,” “intend,” “plan,” “believe,” “forecast,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the severity and duration of global adverse health events, including the novel coronavirus (“COVID-19”) pandemic, which has caused reduced demand for oil and natural gas, economic slowdowns, governmental actions, stay-at-home orders, and interruptions to our operations or our exploration and our production (“E&P”) customers’ operations;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and development by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to lower commodity prices and dramatically reduced demand;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal lands and various other matters;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to successfully implement our business plan;

●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our ability to renew or replace expiring contracts on acceptable terms;
●	our ability to comply with covenants contained in our debt instruments;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	delays or restrictions in obtaining, utilizing or maintaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve;
●	physical, electronic and cybersecurity breaches;
●	accidents, weather, seasonality or other events affecting our business;
●	changes in tax laws, regulations or policies;
●	the effects of litigation; and
●	plans, objectives, expectations and intentions contained in this report that are not historical.

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Balance Sheet

(unaudited)

(in whole dollars)	September 30, 2021	June 30, 2021

Assets	$—	$—
Total Assets	$—	$—
Liabilities and Stockholder’s Equity
Total Liabilities	$—	$—
Commitments and Contingencies	$—	$—
Stockholder's Equity:
Receivable from Solaris Midstream Holdings, LLC	$(10)	$(10)
Common Stock, $0.01 Par Value; 1,000 Shares Authorized, Issued, and Outstanding at September 30 and June 30, 2021	$10	$10
Total Stockholder’s Equity	$—	$—
Total Liabilities & Stockholder’s Equity	$—	$—

The accompanying notes are an integral part of these balance sheets

Aris Water Solutions, Inc.

Notes to Balance Sheet

(Unaudited)

1.Organization and Background of Business

Aris Water Solutions, Inc. (“Aris”), was incorporated on May 26, 2021 as a Delaware corporation.

Aris was formed to serve as the issuer in an initial public offering of equity (“IPO” or the “Offering”). Concurrent with the completion of the IPO, Aris became the new parent holding company of Solaris Midstream Holdings, LLC, a Delaware limited liability company (“Solaris LLC”).

As described in more detail in Note 4 – Subsequent Events, on October 26, 2021, Aris completed the Offering of 20,297,500 shares of its Class A common stock, par value $0.01 per share (“Class A common stock”), which includes 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock, at a price to the public of $13.00 per share ($12.22 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions and offering expenses payable by Aris, Aris received net proceeds of approximately $246.1 million. Aris contributed all of the net proceeds of the IPO received to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC distributed approximately $213.3 million of the net proceeds to the existing owners of Solaris LLC and retained the remaining $32.8 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

Aris is a holding company and its principal asset is a membership interest in Solaris LLC. As the managing member of Solaris LLC, Aris operates and controls all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conducts its business. As a result, beginning in the fourth quarter of 2021, Aris will consolidate the financial results of Solaris LLC and report noncontrolling interest related to the portion of Solaris LLC Units not owned by Aris, which will reduce net income attributable to Aris’ Class A common stockholders.

As a company with less than $1.07 billion in revenue during our last fiscal year, Aris qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies.

2.Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate Statements of Operations, Changes in Stockholder’s Equity and Statements of Cash Flows have not been presented because we have not had any business transactions or activities since May 26, 2021, other than our initial capitalization, which was funded by an affiliate. In this regard, we have determined that general and administrative costs associated with the formation and daily management of Aris is not significant.

Estimates

The preparation of the balance sheet, in accordance with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Aris is a corporation and is subject to U.S. federal and state income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2021 and June 30, 2021, there are no income tax related balances reflected in our balance sheets.

3.Stockholders’ Equity

As of September 30, 2021, Aris had an authorized share capital of 1,000 common shares with a $0.01 par value. On May 26, 2021, all 1,000 shares were issued and acquired by an affiliate for consideration of a $10.00 note receivable from that affiliate. Each share has one voting right.

On October 16, 2021, Aris’ certificate of incorporation was amended and restated under which Aris is authorized to issue up to 830,000,000 shares of stock, classified as follows:

●	50,000,000 shares of preferred stock, par value of $0.01 per share
●	600,000,000 shares of Class A common stock, par value $0.01 per share, and
●	180,000,000 shares of Class B common stock, par value $0.01 per share.

The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders.

4.Subsequent Events

Initial Public Offering

On October 26, 2021, we closed the Offering of 20,297,500 shares of Class A common stock (including 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock), at a price to the public of $13.00 per share ($12.22 per share net of underwriting discounts and commissions), resulting in gross proceeds of $263.9 million, or net proceeds of $246.1 million after deducting underwriting discounts and commissions pursuant to the Offering.

We contributed all the net proceeds of the IPO, including the net proceeds from the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock, to Solaris LLC in exchange for 20,297,500 units of Solaris LLC.

Equity Incentive Plan

Effective October 26, 2021, our Board of Directors adopted the Aris Water Solutions, Inc. 2021 Equity Incentive Plan. The 2021 Plan will allow for the grant of stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights, restricted stock and restricted stock units; incentive bonuses, which may be paid in cash, stock, or a combination thereof; and other stock-based awards. A total of 5,350,000 shares of Class A common stock are issuable under our 2021 Equity Incentive Plan.

Tax Receivable Agreement

On October 26, 2021, in connection with the initial public offering, we entered into a Tax Receivable Agreement (“TRA”) with the existing owners of Solaris LLC. The TRA generally provides that we pay 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we realize from certain increases in tax basis that occur as a result of our acquisition of the existing owners’ tax attributes. Additionally, the TRA contains terms that in the event we experience a change of control or there is an early termination under the TRA, we could be required to make an immediate payment to the existing owners.

Solaris Midstream Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except units)	September 30,	December 31,
	2021	2020
Assets
Cash and Cash Equivalents	$36,389	$24,932
Accounts Receivable, Net	32,576	21,561
Accounts Receivable from Affiliate	21,584	11,538
Other Receivables	3,649	3,722
Prepaids, Deposits and Other Current Assets	1,349	4,315
Total Current Assets	95,547	66,068
Fixed Assets
Property, Plant and Equipment	692,231	661,446
Accumulated Depreciation	(60,757)	(43,258)
Total Property, Plant and Equipment, Net	631,474	618,188
Intangible Assets, Net	313,081	337,535
Goodwill	34,585	34,585
Other Assets	2,848	1,429
Total Assets	$1,077,535	$1,057,805

Liabilities, Mezzanine and Members' Equity
Accounts Payable	$10,067	$16,067
Payables to Affiliate	1,169	1,884
Accrued and Other Current Liabilities	46,774	27,838
Total Current Liabilities	58,010	45,789
Deferred Revenue and Other Long-Term Liabilities	1,336	1,432
Long-Term Debt, Net of Debt Issuance Costs	391,583	297,000
Asset Retirement Obligation	6,032	5,291
Total Liabilities	456,961	349,512
Commitments and Contingencies (see Note. 11)
Mezzanine Equity:
Redeemable Preferred Units, $10,000 par value, none issued or outstanding as of September 30, 2021 and 7,307 outstanding as of December 31, 2020	—	74,378
Members' Equity:
Class A units, $10 par value, 27,797,658 and 27,797,207 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	308,638	318,394
Class B units, $10 par value, 3,556,051 issued and outstanding as of September 30, 2021 and December 31, 2020	35,773	37,023
Class C units, $0 par value, 878,850 and 806,350 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class D units, $10 par value, 6,651,100 issued and outstanding as of September 30, 2021 and December 31, 2020	276,163	278,498
Total Members' Equity	620,574	633,915
Total Liabilities, Mezzanine and Members' Equity	$1,077,535	$1,057,805

The accompanying notes are an integral part of these condensed consolidated financial statements

Solaris Midstream Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Produced Water Handling	$24,639	$23,323	$71,368	$70,382
Produced Water Handling—Affiliates	23,135	13,312	62,216	35,284
Water Solutions	7,666	1,149	11,824	10,410
Water Solutions—Affiliates	4,059	4,672	16,864	10,472
Total Revenue	59,499	42,456	162,272	126,548
Cost of Revenue
Direct Operating Costs	23,497	22,207	66,703	71,640
Depreciation, Amortization and Accretion	15,378	11,751	45,550	31,529
Total Cost of Revenue	38,875	33,958	112,253	103,169
Operating Costs and Expenses
Abandoned Well Costs	27,402	—	27,402	—
General and Administrative	5,228	4,773	15,240	13,421
Other Operating Expenses	940	555	2,590	4,854
Total Operating Expenses	33,570	5,328	45,232	18,275
Operating (Loss) Income	(12,946)	3,170	4,787	5,104
Other Expense
Interest Expense, Net	7,880	2,099	17,855	5,364
Loss on Debt Modification	—	—	380	—
Total Other Expense	7,880	2,099	18,235	5,364
(Loss) Income Before Taxes	(20,826)	1,071	(13,448)	(260)
Income Tax Expense (Benefit)	(83)	9	(81)	15
Net (Loss) Income	$(20,743)	$1,062	$(13,367)	$(275)
Equity Accretion and Dividend Related to Redeemable Preferred Units	—	(1,511)	21	(1,928)
Net Loss Attributable to Members' Equity	$(20,743)	$(449)	$(13,346)	$(2,203)

The accompanying notes are an integral part of these condensed consolidated financial statements

Solaris Midstream Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2021	2020
Cash Flow from Operating Activities
Net Loss	$(13,367)	$(275)
Adjustments to reconcile Net Loss to Net Cash provided by Operating Activities
Depreciation, Amortization and Accretion	45,550	31,529
Abandoned Well Costs	27,402	—
Loss on Disposal of Asset, Net	225	82
Abandoned Projects	2,035	1,501
Amortization of Deferred Financing Costs	1,320	570
Loss on Debt Modification	380	—
Bad Debt Expense	216	83
Changes in operating assets and liabilities:
Accounts Receivable	(11,231)	9,387
Accounts Receivable from Affiliate	(10,046)	2,475
Other Receivables	231	56
Prepaids, Deposits and Other Current Assets	2,516	1,522
Accounts Payable	(3,284)	1,793
Payables to Affiliate	(715)	390
Adjustment in Deferred Revenue	(46)	975
Accrued Liabilities and Other	16,000	462
Net Cash Provided by Operating Activities	57,186	50,550

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(62,728)	(121,835)
Net Cash Used in Investing Activities	(62,728)	(121,835)

Cash Flow from Financing Activities
Proceeds from Senior-Sustainability Linked Notes	400,000	—
Payments for Initial Public Offering Costs	(855)	—
Payments of Financing Costs Related to Issuance of Senior- Sustainability Linked Notes	(9,352)	—
Repayment of Credit Facility	(297,000)	—
Proceeds from Credit Facility	—	73,000
Redemption of Redeemable Preferred Units	(74,357)	—
Payments of Financing Costs related to Credit Facility	(1,442)	(491)
Members' Contributions	5	—
Net Cash Provided by Financing Activities	16,999	72,509

Net Increase in Cash and Cash Equivalents	11,457	1,224
Cash and Cash Equivalents, Beginning of Period	24,932	7,083
Cash and Cash Equivalents, End of Period	$36,389	$8,307

The accompanying notes are an integral part of these condensed consolidated financial statements

Solaris Midstream Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Members’ Equity

(unaudited)

(in thousands)	Three, Six and Nine Months Ended September 30, 2021
									Total
	Class A		Class B		Class C		Class D		Members'
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Equity
Balance at January 1, 2021	$318,394	27,797	$37,023	3,556	$—	807	$278,498	6,651	$633,915
Capital Contributions	5	1	—	—	—	—	—	—	5
Issuance of C Units	—	—	—	—	—	69	—	—	—
Equity Accretion and Dividend related to Redeemable Preferred Units	5	—	1	—	—	—	1	—	7
Net Income	2,059	—	263	—	—	—	493	—	2,815
Balance at March 31, 2021	320,463	27,798	37,287	3,556	—	876	278,992	6,651	636,742
Issuance of C Units	—	—	—	—	—	3	—	—	—
Equity Accretion and Dividend related to Redeemable Preferred Units	10	—	1	—	—	—	3	—	14
Net Income	3,336	—	427	—	—	—	798	—	4,561
Balance at June 30, 2021	323,809	27,798	37,715	3,556	—	879	279,793	6,651	641,317
Net Loss	(15,171)	—	(1,942)	—	—	—	(3,630)	—	(20,743)
Balance at September 30, 2021	$308,638	27,798	$35,773	3,556	$—	879	$276,163	6,651	$620,574

	Three, Six and Nine Months Ended September 30, 2020
									Total
	Class A		Class B		Class C		Class D		Members'
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Equity
Balance at January 1, 2020	$232,945	22,104	$36,296	3,440	$—	833	$276,267	6,386	$545,508
Forfeiture of C Units	—	—	—	—	—	(26)	—	—	—
Net Loss	(281)	—	(44)	—	—	—	(81)	—	(406)
Balance at March 31, 2020	232,664	22,104	36,252	3,440	—	807	276,186	6,386	545,102
Forfeiture of C Units	—	—	—	—	—	(1)	—	—	—
Class A Units Issued for Concho Acquisition	77,602	4,561	—	—	—	—	—	—	77,602
Equity Accretion and Dividend related to Redeemable Preferred Units	(305)	—	(39)	—	—	—	(73)	—	(417)
Net Loss	(680)	—	(88)	—	—	—	(163)	—	(931)
Balance at June 30, 2020	309,281	26,665	36,125	3,440	—	806	275,950	6,386	621,356
Accretion and Dividend Related to Redeemable Preferred Units	(1,104)	—	(142)	—	—	—	(265)	—	(1,511)
Issuance of C Units	—	—	—	—	—	16	—	—	—
Forfeiture of C Units	—	—	—	—	—	(3)	—	—	—
Net Income	776	—	100	—	—	—	186	—	1,062
Balance at September 30, 2020	$308,953	26,665	$36,083	3,440	$—	819	$275,871	6,386	$620,907

The accompanying notes are an integral part of these condensed consolidated financial statements

Solaris Midstream Holdings, LLC and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.Organization and Background of Business

Solaris Midstream Holdings, LLC, formed on November 19, 2015 (together with its subsidiaries, the “Company”, “we”, “our, or “us”), is an independent, environmentally-focused company headquartered in Houston, Texas, that provides sustainability-enhancing services to oil and natural gas operators. We strive to build long-term value through the development, construction and operation of integrated produced water handling and recycling infrastructure that provides high-capacity, comprehensive produced water management, recycling and supply solutions for many of the largest operators in the Permian Basin.

2.Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per unit amounts, in the financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

On January 15, 2021, ConocoPhillips acquired Concho Resources, Inc. (“Concho”). We refer to Concho as ConocoPhillips, their successor, throughout these condensed consolidated financial statements (“financial statements”).

Interim Financial Statements

Our accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have not been audited by our independent registered public accounting firm, except that the balance sheet as of December 31, 2020 is derived from audited financial statements.

These financial statements include the adjustments and accruals, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed financial statements should be read in conjunction with our annual financial statements for the year ended December 31, 2020, included in our Prospectus.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries, Aris Water Solutions Inc., Solaris Water Midstream, LLC, Solaris Midstream DB-TX, LLC, Solaris Midstream MB, LLC, Solaris Midstream DB-NM, LLC, 829 Martin County Pipeline, LLC and Clean H2O Technologies, LLC (collectively, the “subsidiaries”). All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these financial statements and disclosures of contingencies. These critical estimates include, among others, determining the fair value of assets and liabilities acquired in acquisitions, the collectability of accounts receivable, useful lives of property, plant and equipment and amortizable intangible assets, the fair value of asset retirement obligations and accruals for environmental matters. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Reclassification of Prior Year Presentation

Certain 2020 amounts have been reclassified for consistency with the 2021 presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

Management considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation, however we maintain deposits in banks which exceed the amount of deposit insurance available. Management routinely assesses the financial condition of the institutions and believes that any possible credit loss would be minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts. Accounts receivable are generally due within 60 days or less. Management determines the allowance for doubtful accounts by considering several factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and macro level conditions of the U.S. economy and the energy industry. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, we had $0.2 million and $0.4 million of allowance for doubtful accounts, respectively.

Revenue Recognition

We generate revenue by providing services related to produced water handling and water solutions. The services related to produced water are fee-based arrangements and are based on the volume of water that flows through our systems and facilities while the sales of recycled produced water and groundwater are priced based on negotiated rates with the customer.

We have customer contracts that contain minimum transportation and/or disposal volume delivery requirements and we are entitled to deficiency payments if such minimum contractual volumes are not delivered by the customer. These deficiency amounts are based on fixed, daily minimum volumes (measured over monthly, quarterly or annual periods depending on the contract) at a fixed rate per barrel.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under contracts, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

For all our produced water transfer and disposal contracts, revenue is recognized over time utilizing the output method based on the volume of wastewater accepted from the customer. We have determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by performance of services, typically as customers’ wastewater is accepted. We typically charge customers a disposal and transportation fee on a per barrel basis according to the applicable contract.

For some contracts, we are entitled to shortfall payments if a customer does not deliver a contractually minimum volume of water for handling over a certain period. In these cases, we recognize volumes and the revenues for the difference between the physical volumes handled and the contractual minimum. Moreover, some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time. As of September 30, 2021 and December 31, 2020, the Company had long-term deferred revenue liabilities of $1.3 million and $1.4 million, respectively, related to these contracts.

For contracts that involve sales of recycled produced water and groundwater, revenue is recognized at a point in time, based on when control of the product is transferred to the customer.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, or at fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful service lives of the assets.

All costs necessary to place an asset into operation are capitalized. Maintenance and repairs are expensed when incurred. Upgrades and enhancements that substantially extend the useful lives of the assets are capitalized. When property is abandoned, retired or otherwise disposed of, the cost and accumulated depreciation are removed from appropriate accounts and any gain or loss is included in earnings. Costs incurred for construction of facilities and related equipment and pipelines are included in construction in progress. Direct project costs on potential future projects are capitalized and included in construction in progress. These costs generally relate to acquiring the appropriate permits, rights-of-way and other related expenditures necessary prior to construction. No depreciation is recorded for these assets as they have not been placed in operations. See Note 5—Property, Plant and Equipment for discussion regarding abandoned well costs incurred during the third quarter of 2021.

Capitalization of Interest

We capitalize interest costs associated with significant projects undergoing construction that is necessary to bring them to their intended use. Interest is capitalized using an interest rate equivalent to the weighted average interest rate we pay on long-term debt, including our Senior Sustainability Linked Notes and Credit Facility. Capitalized interest is included in the cost of property, plant and equipment and depreciated with other costs on a straight-line basis.

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. These obligations are those that the Company has a legal obligation for settlement. The fair value of the liability is added to the carrying amount of the associated asset. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates, credit-adjusted risk-free rate, and facilities lives. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Our asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations.

Definite-Lived Intangible Assets

Our intangible assets are related to customer contracts that were acquired in connection with acquisitions occurring in 2020, 2019 and 2017. Amortization of these assets is primarily based on the percentage of discounted cash flows expected to occur over the lives of the contract.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized and is tested for impairment on an annual basis, or when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Before employing detailed impairment testing methodologies, management may first evaluate the likelihood of impairment by considering qualitative indicators relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If management, after considering qualitative impairment indicators, determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, management concludes that no impairment has occurred. Management may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies.

If management determines through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, the Company compares the fair value of a reporting unit with its carrying amount under Step 1 of the impairment test. If the carrying amount exceeds the fair value of a reporting unit, the Company performs Step 2 and compares the fair value of reporting unit goodwill with the carrying amount of that goodwill and recognizes an impairment charge for the amount by which the carrying amount exceeds the implied fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. We have not recognized any goodwill impairment associated with any of our acquisitions.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Individual assets are first grouped based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. Management then compares estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the carrying amount is not recoverable, we would recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. Management estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model.

Fair Value Measurements

Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that management has the ability to access at the measurement date;

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs that reflect management’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Fair Value on a Non-Recurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets acquired and liabilities assumed in a business combination, units granted in acquisitions, and the initial recognition of asset retirement obligations, for which fair value is used. These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods.

Asset retirement obligation estimates are derived from historical data as well as management’s expectation of future cost environments and other unobservable inputs. As there is no corroborating market activity to support the assumptions used, management has designated these measurements as Level 3.

Additional Fair Value Disclosures

The fair value of fixed-rate debt is estimated based on the published market prices for the same or similar issues. Management has designated these measurements as Level 2 for the Senior Sustainability-Linked Notes and Level 3 for the Credit Facility.

Fair value information regarding our debt is as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes (1)	$400,000	$429,500	$—	$—
Credit Facility	$—	$—	$297,000	$297,000
(1) See Note 8—Long-Term Debt

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, and accounts payable, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a credit facility, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company.

Transaction Costs

Transaction costs are comprised of acquisition related expenses and/or expenses incurred as part of our capital restructuring activities and are included in Other Operating Expenses.

Income Taxes

We are a Delaware limited liability company treated as a partnership for tax purposes, therefore, no federal or state income tax provision is included in the accompanying financial statements, other than Texas franchise tax as discussed below. Except for Texas franchise tax, any taxable income of the Company is reported in the respective tax returns of the Company members.

Management evaluates uncertain tax positions for recognition and measurement in the financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. The Company has no significant uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. The Company’s federal and state returns remain open to examination for tax years 2017 through 2020.

The Company is subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, the Company first calculates the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or if not but the transaction does not include a significant process (does not meet the definition of a business), the transaction is recorded as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values and no goodwill is recorded. All other transactions are recorded as business combinations. The Company records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which the Company acquires control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any non-controlling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets and liabilities acquired is recorded as goodwill.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. See further discussion at Note 11 – Commitments and Contingencies.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the Chief Executive Officer. We view our operations and manage the business as one operating segment. All assets of the Company reside in the United States.

Recent Accounting Pronouncements

The Company is an “emerging growth company”, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Leases In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

In the normal course of business, we enter into operating lease agreements to support our operations and lease assets such as ponds, storage yards, office space and other assets. We will adopt the new standard with an effective date of January 1, 2022.

Although we continue to assess the impact of the standard on our financial statements, we believe adoption and implementation will result in an increase in assets and liabilities as well as additional disclosures. We do not expect a material impact on our statement of operations. We have developed and are executing a project plan, which includes contract review and assessment, as well as evaluation of our systems, processes and internal controls. In addition, we plan to implement new lease accounting software.

Goodwill In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The pronouncement was effective for public business entities for annual reporting periods beginning after December 15, 2019. The ASU is effective for private companies for fiscal years beginning after December 15, 2021. We will adopt the standard effective January 1, 2022 and we are currently evaluating the impact this new standard may have on our financial statements.

Financial Instruments – Credit Losses On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The ASU is effective for private companies for fiscal years beginning after December 15, 2022. We will adopt this standard effective January 1, 2022 and we are currently evaluating the impact this new standard may have on our financial statements.

COVID 19 Pandemic

COVID 19 contributed to a significant downturn in oil and gas commodity prices in 2020 and continues to cause significant volatility in 2021. Although we cannot predict future commodity prices, we are not currently experiencing significant disruptions with our workforce or supply chain activities. Moreover, we continue to maintain our focus on safe and reliable performance of our systems, while ensuring the safety of our employees and other stakeholders. However, we are unable to predict the future impact of COVID 19, and it is possible that such impact could be negative.

3.Additional Financial Statement Information

Balance Sheet

Other Balance Sheet information is as follows:

(in thousands)	September 30,	December 31,
	2021	2020
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$3,624	$2,543
Capital Call Receivable	—	1,160
Other	25	19
Total Other Receivables	$3,649	$3,722

Prepaids, Deposits and Other Current Assets
Prepaid Insurance and Other	$1,007	$4,067
Prepaid Groundwater	294	176
Deposits and Other	48	72
Total Prepaids, Deposits and Other Current Assets	$1,349	$4,315

Accrued and Other Current Liabilities
Accrued Operating Expense	$17,314	$14,367
Accrued Capital Costs	9,177	6,292
Accrued Interest	15,443	2,661
Other	4,840	4,518
Total Accrued and Other Current Liabilities	$46,774	$27,838

Statement of Operations

Other Statement of Operations information is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$7,152	$6,231	$20,888	$16,393
Amortization - Intangible Assets	8,151	5,455	24,454	14,957
Accretion of Asset Retirement Obligations	75	65	208	179
Total Depreciation, Amortization and Accretion Expense	$15,378	$11,751	$45,550	$31,529

Other Operating Expenses
Loss on Disposal of Asset, Net	$8	$15	$225	$82
Transaction Costs	253	172	330	3,271
Abandoned Projects (1)	679	368	2,035	1,501
Total Other Operating Expense	$940	$555	$2,590	$4,854

Interest Expense
Interest on Debt Instruments	$8,034	$2,686	$18,402	$7,877
Less: Capitalized Interest	(765)	(795)	(1,981)	(3,083)
Interest on Debt Less Capitalized Interest	7,269	1,891	16,421	4,794
Amortization of Financing Costs	611	208	1,434	570
Interest Expense, Net	$7,880	$2,099	$17,855	$5,364

(1) Abandoned Projects expense is primarily related to expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

Significant Customers

Customers that comprised more than 10% of our total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ConocoPhillips	46%	42%	49%	36%
Oxy USA	**	17%	10%	16%
XTO Energy Inc.	**	10%	**	11%

** Revenues were less than 10%

As of September 30, 2021, ConocoPhillips accounted for 42% and Oxy USA Inc. accounted for 11% of accounts receivable.

Supplemental Non-Cash Disclosure

Significant non-cash activity for the nine months ended September 30, 2021 and 2020 is as follows:

(in thousands)	Nine Months Ended September 30,
	2021	2020
Cash Paid for Interest (1)	$5,636	$5,894
Class A Units Issued for Concho Acquisition	—	77,602
Redeemable Preferred Units Issued in Concho Acquisition	—	71,974
Additions to Asset Retirement Obligations	533	738
Accrued Additions to Property, Plant and Equipment	13,352	12,422

(1) We paid interest of $15.3 million on October 1, 2021 related to our Senior Sustainability-Linked Notes.

4.Acquisitions

On June 11, 2020, we acquired certain produced water handling, transportation and water disposal assets in Lea County, New Mexico of a wholly-owned subsidiary of Concho. This acquisition further expanded our water infrastructure system in the Delaware basin and further extended and expanded our water management agreement with Concho.

The net purchase consideration was $149.6 million, which comprised $77.6 million of Class A Units (4,561,391 units) and $72.0 million of Redeemable Preferred Units with a face value of $75.0 million. (See Note 9 – Redeemable Preferred Units). We incurred $1.6 million of acquisition-related costs, which are included in Transaction Costs in 2020.

The following table sets forth our purchase price allocation:

Fair Value of Consideration
Class A Units Issued to Seller	$77,602
Redeemable Preferred Units Issued to Seller	71,974
Total Consideration	149,576

Fair Value of Assets and Liabilities Acquired
Property, Plant and Equipment - Water Handling Facilities	18,566
Property, Plant and Equipment - Pipelines (including right of way)	33,897
Intangible Assets - Contracts	90,300
Asset Retirement Obligations	(776)
Total Assets Acquired	$141,987
Goodwill	7,589

The unaudited pro forma results presented below have been prepared to give effect to the acquisition discussed above on our results of operations for the nine months ended September 30, 2020 as if the Concho Lea County acquisition had been consummated on January 1, 2020. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project its results of operation for any future date or period.

Nine Months
(in thousands)	Ended
September 30, 2020
Pro Forma (unaudited)
Total Revenues	$129,749
Net Income	$924

5.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	September 30,	December 31,
	2021	2020
Wells, Facilities and Related Equipment (1)	$321,983	$331,322
Pipelines	314,178	276,433
Water Ponds	4,795	3,774
Land	2,063	2,063
Vehicles	6,023	5,123
Computer and Other Equipment	10,104	8,994
Office Furniture, Equipment and Improvements	625	609
Assets Subject to Depreciation	659,771	628,318
Projects and Construction in Progress	32,460	33,128
Total Property, Plant and Equipment	692,231	661,446
Accumulated Depreciation (1)	(60,757)	(43,258)
Total Property, Plant and Equipment, Net	$631,474	$618,188

(1) In late third quarter 2021, management completed its evaluation of the performance of a saltwater disposal asset, located in Eddy County, New Mexico and concluded that the well should be shut-in and taken out of service. We drilled this well in the second quarter of 2017 and encountered technical difficulties requiring significant incremental capital expenditure. The asset was put into service in May of 2018. During July 2021, we re-entered the well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action as the well is unable to remain in service in its current condition. Accordingly, we have removed the cost and the associated accumulated depreciation and recognized a charge of $27.4 million for the remaining net book value of the well. The charge has been reflected in Abandoned Well Costs in the Statements of Operations.

6.Intangible Assets

All our intangible assets are subjected to amortization and are related to customer contracts acquired through acquisitions. The components of the intangible assets are as follows:

(in thousands)	September 30,	December 31,
	2021	2020
Gross Value	$365,032	$365,032
Accumulated Amortization	(51,951)	(27,497)
Net Carrying Value	$313,081	$337,535

Substantially all the net carrying value of our intangible assets is attributable to contracts that expire in 2035. The table below shows the expected amortization of intangibles as of September 30, 2021:

(in thousands)	Amount
Remaining 2021	$8,151
2022	36,735
2023	37,404
2024	36,888
2025	35,050
Thereafter	158,853

7.Asset Retirement Obligations

Our asset retirement obligations are primarily related to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. A reconciliation of the changes in asset retirement obligations is as follows:

(in thousands)	2021	2020
Asset Retirement Obligations at January 1,	$5,291	$3,375
Liabilities Incurred	533	738
Liabilities Incurred on Acquisition	—	776
Reduction for Assets Sold	—	(22)
Accretion Expense	208	179
Asset Retirement Obligations at September 30	$6,032	$5,046

8.Long-Term Debt

Our Long-Term Debt consists of the following:

(in thousands)	September 30,	December 31,
	2021	2020
7.625% Senior Sustainability-Linked Notes	$400,000	$—
Revolving Credit Facility	—	297,000
Total Long-Term Debt	400,000	297,000
Less: Unamortized Deferred Financing Costs	(8,417)	—
Total Long-Term Debt, Net of Unamortized Financing Costs	$391,583	$297,000

Senior Sustainability-Linked Notes

In April 2021, we issued $400.0 million aggregate principal amount of 7.625% Senior Sustainability- Linked Notes (the “Notes”) due April 1, 2026. Proceeds from the offering were $390.6 million, net of $9.4 million of debt issuance costs, and were used to repay $297.0 million of borrowings under the Credit Facility, redeem outstanding redeemable preferred units for $74.4 million, and for general corporate purposes.

The Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Notes are guaranteed on a senior unsecured basis by the Company’s wholly- owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. The Company may redeem all or part of the Notes at any time on or after April 1, 2023 at redemption prices ranging from 103.8125% on or after April 1, 2023 to 100% on or after April 1, 2025. In addition, on or before April 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the Notes, plus accrued interest. At any time prior to April 1, 2023, the

Company may also redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium. If the Company undergoes a change of control, it may be required to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued interest.

Certain of these redemption prices are subject to increase if the Company fails to satisfy the Sustainability Performance Target (as defined in the indenture governing the Notes and referred to herein as “SPT”) and provide notice of such satisfaction to the trustee. From and including the interest period ending on October 1, 2023, the interest rate shall be increased by 25 basis points to 7.875% per annum unless the Company notifies the trustee for the Notes at least 30 days prior to April 1, 2023 that, for the year ending December 31, 2022: (i) the SPT has been satisfied and (ii) the satisfaction of the SPT has been confirmed in accordance with customary procedures.

The indenture that governs the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•transfer or sell assets;

•make investments;

•create certain liens;

•enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

•consolidate, merge or transfer all or substantially all of our assets;

•engage in transactions with affiliates; and

•create unrestricted subsidiaries.

Credit Facility

Concurrent with the Notes offering in April 2021, the Company entered into a Restated Credit Agreement to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) provide for a $75.0 million incremental revolving facility, which shall be on the same terms as under the Credit Facility, (v) annualize EBITDA for 2021 for the purpose of covenant calculations, (vi) amend the leverage ratio covenant to comprise of a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00: 1.00, for the third quarter of 2021 to 4.75:1.00, and thereafter to 4.50:1.00 and (viii) add a secured leverage covenant of 2.50 to 1.00.

The Company incurred $1.4 million of expenses to refinance the Credit Facility that is included in other long-term assets. We accounted for the Restated Credit Agreement as a debt modification and recognized a loss of $0.4 million in April 2021.

As of September 30, 2021, the Company had no outstanding borrowings under its Restated Credit Facility, $0.15 million in letters of credit outstanding and $200.0 million in revolving commitments available.

As of December 31, 2020, the Company had $297.0 million of outstanding borrowings under its Credit Facility, $0.15 million in letters of credit outstanding and $5.5 million in revolving commitments available.

At September 30, 2021, the Company was in compliance with all covenants contained in the Credit Facility.

9.Redeemable Preferred Units

On June 11, 2020, the Company issued 7,500 Redeemable Preferred Units (the “Preferred Units”) to ConocoPhillips as part of the consideration to acquire certain produced water handling, transportation and water disposal assets in Lea County, New Mexico. The Preferred Units were initially recorded at $72.0 million, their issuance-date fair value.

On November 9, 2020, the Company issued a capital call to ConocoPhillips for $1.9 million. ConocoPhillips elected to redeem 193 Preferred Units in exchange for 192,981 Class A Units to satisfy this call.

Since the Preferred Units would have become redeemable by ConocoPhillips following the fifth anniversary of the issuance and were redeemable by the Company at any time, the Company has elected to accrete changes in the redemption value over the period from the date of issuance to the date that the instrument would have been redeemable, using the effective interest method.

Concurrent with the closing of the Notes discussed in Note 8—Long-Term Debt, we repaid and redeemed all outstanding Preferred Units for $74.4 million on April 1, 2021, which included $3.0 million of accretion and $1.3 million related to distributions earned during 2021.

10.Equity

The Company’s operations are governed by the provisions of a limited liability company agreement (the “LLC Agreement”). The LLC Agreement sets forth the rights and obligations of each class of membership interest. The Company currently has four classes of membership units outstanding – Class A, B, C, and D. Allocations of net income and loss are made to the members based on a hypothetical liquidation. The Class C units receive a share of distributions that would otherwise be payable to the Class A unitholders after the Class A unitholders achieve certain target returns on their invested capital (the “Class C Unit Waterfall”). Class B and Class D units are not burdened by the Class C Unit Waterfall.

In connection with the issuance of Class C units by the Company to Solaris Midstream Investment, LLC (“Solaris Investment”), Solaris Investment issued a corresponding number of Class C units (“Solaris Investment Profits Units”) to the members of Solaris Investment as specified in the limited liability company agreement of Solaris Investment. Each such member of Solaris Investment then entered into a grant agreement (“Grant Agreement”), as set forth in the LLC Agreement, with the Company and Solaris Investment. The Solaris Investment Profits Units are subject to various vesting requirements as specified in the Grant Agreement. The value assigned to the units as of their respective dates of grant was de minimis.

See Note 13-Subsequent Events— Amended and Restated LLC Agreement

11.Commitments and Contingencies

In the normal course of business, we are subjected to various claims, legal actions, contract negotiations and disputes. We provide for losses, if any, in the period in which they become probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying financial statements.

Additionally, the Company is party to a guarantee related to a lease agreement with Solaris Energy Management, LLC (“SEM”), a related party of the Company, for the rental of office space at the Company’s corporate headquarters. As of September 30, 2021, the Company’s share of SEM’s future commitment related to this lease agreement is $3.1 million. See Note 12—Related Party Transactions.

Other Commitments

In the normal course of business, we enter short-term purchase obligations for products and services, primarily related to purchases of long-lead materials. As of September 30, 2021, we have purchase obligations and commitments of approximately $7.4 million due in the next twelve months.

We are party to a surface use and compensation agreement by which the Company has agreed to a minimum annual payment for each of the first ten years beginning in 2020, in exchange for certain rights to access and use the land for the limited purposes of conducting water operations for a period of thirteen years. As of September 30, 2021, there are no minimum annual payments due until 2022.

The table below provides estimates of the timing of future payments that the Company is contractually obligated to make based on agreements in place as of September 30, 2021:

(in thousands)	Remaining
	2021	2022	2023	2024	2025	Thereafter	Total
Purchase Commitments	$7,356	$—	$—	$—	$—	$—	$7,356
Surface Use and Compensation	—	816	1,150	1,200	1,250	5,750	10,166
Operating Leases	188	765	631	622	514	1,255	3,975
Total	$7,544	$1,581	$1,781	$1,822	$1,764	$7,005	$21,497

12.Related Party Transactions

Solaris Energy Management, LLC

On September 14, 2016, we entered into an administrative services arrangement with Solaris Energy Management, LLC (“SEM”), a company owned by William A. Zartler, our Founder and Executive Chairman, for the provision of certain personnel and administrative services at cost. Beginning in 2020, services provided by SEM are administrative only. In addition, SEM provides office space, equipment and supplies to us under the administrative service agreement.

For the three months ended September 30, 2021 and 2020, we incurred $0.2 million and $0.1 million, respectively, for these services, included in general and administrative expenses. For the nine months ended September 30, 2021 and 2020, we incurred $0.6 million and $0.4 million, respectively, for these services, included in general and administrative expenses.

The Company had $0.05 million outstanding payables to SEM at September 30, 2021 and no outstanding balance at December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had a prepaid balance to SEM of $0.2 million to cover future rent and other expenses.

Solaris Energy Capital, LLC

There are certain de minimis general and administrative expenses that are paid on our behalf by Solaris Energy Capital, LLC, a company owned by William A. Zartler, and are recorded in general and administrative expenses. As of September 30, 2021 and December 31, 2020, we had no outstanding payables to Solaris Energy Capital, LLC.

Blanco Aviation, LLC

We are a party to an aircraft “dry” lease arrangement with Blanco Air Services, LLC, a company owned by William A. Zartler, for the use of certain aircrafts billed at an hourly rate. We incurred certain general and administrative expenses for services provided by Blanco Aviation, LLC which are recorded in general and administrative expenses. We had no outstanding balance payable to Blanco Aviation, LLC at September 30, 2021 and the balance outstanding at December 31, 2020 was de minimis.

ConocoPhillips

We and ConocoPhillips, one of our principal owners, entered a 13-year water gathering and handling agreement, pursuant to which ConocoPhillips agreed to dedicate all the produced water generated from its current and future acreage in a defined area of mutual interest (“AMI”) in New Mexico and Texas. As of September 30, 2021 and December 31, 2020, the Company had a receivable of $21.6 million and $11.5 million, respectively, from ConocoPhillips that was recorded in Accounts Receivable from Affiliate. As of September 30, 2021 and December 31, 2020, the Company had a payable of $1.2 million and $1.9 million, respectively, to ConocoPhillips that was recorded in Payables to Affiliate. The following table shows revenue and expenses from ConocoPhillips:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Revenues from ConocoPhillips	$27,194	$17,984	$79,080	$45,756
Operating Expense Reimbursed to ConocoPhillips	$191	$785	$919	$2,758

Operating expenses reimbursed to ConocoPhillips are related to the Company’s reimbursement of ConocoPhillips’ costs for operating certain assets on the Company’s behalf between closing and the transfer of the acquired assets.

13.Subsequent Events

Initial Public Offering and Corporate Reorganization

On October 21, 2021, Aris announced the pricing of its initial public offering of 17,650,000 shares of its Class A common stock at a price to the public of $13.00 per share. In addition, Aris granted the underwriters a 30-day option to purchase up to an additional 2,647,500 shares of its Class A common stock at the public offering price, less underwriting discounts and commissions. On October 22, 2021, the underwriters fully exercised such option to purchase an additional 2,647,500 shares of Class A common stock. The offering, including the underwriters’ option, closed on October 26, 2021.

The closing of the initial public offering, including the underwriters’ option, resulted in net proceeds of approximately $246.1 million, after deducting underwriting discounts and commissions and estimated expenses payable by Aris. Aris contributed all of the net proceeds of the initial public offering to Solaris LLC in exchange for a single class of units in Solaris LLC and shares of the Company’s Class B common stock. Solaris LLC distributed approximately $213.3 million of the net proceeds to the existing owners of Solaris LLC and retained the remaining $32.8 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

Amended and Restated LLC Agreement

On October 26, 2021, in connection with Aris’ IPO, the Company amended and restated the LLC Agreement. The amendments to the LLC Agreement, include among other things,

(i) provisions to convert all of the membership interests in Solaris LLC into (a) a single class of units in Solaris LLC representing in the aggregate 33,202,500 Solaris LLC Units and (b) the right to receive the distributions of proceeds described above and an aggregate of 33,202,500 shares of Aris’ Class B Common Stock and

(ii) admitted Aris as the sole managing member of Solaris LLC.

In accordance with the terms of the amended and restated LLC Agreement, the holders of Solaris LLC Units will generally have the right to exchange their Solaris LLC Units (and a corresponding number of shares of the Class B Common Stock), for an aggregate of 33,202,500 shares of the Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each Solaris LLC Unit (and corresponding share of

Class B Common Stock) exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021. The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. The financial data discussed below reflect the historical results of operations and financial position of Solaris LLC, Aris’ predecessor for accounting purposes prior to the initial public offering. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management.

Initial Public Offering

On October 21, 2021, Aris announced the pricing of its initial public offering of 17,650,000 shares of its Class A common stock at a price to the public of $13.00 per share. In addition, Aris granted the underwriters a 30-day option to purchase up to an additional 2,647,500 shares of its Class A common stock at the public offering price, less underwriting discounts and commissions. On October 22, 2021, the underwriters fully exercised such option to purchase an additional 2,647,500 shares of Class A common stock. The Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ARIS” on October 22, 2021, and the offering, including the underwriters’ option, closed on October 26, 2021.

The closing of the initial public offering, including the underwriters’ option, resulted in net proceeds of approximately $246.1 million, after deducting underwriting discounts and commissions and estimated expenses payable by Aris. Aris contributed all the net proceeds of the initial public offering to Solaris LLC in exchange for a single class of units in Solaris LLC and shares of the Company’s Class B common stock. Solaris LLC distributed approximately $213.3 million of the net proceeds to the existing owners of Solaris LLC and retained the remaining $32.8 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

Business Overview

We are a leading, growth oriented environmental infrastructure and solutions company that directly helps our customers reduce their water and carbon footprints. We deliver full cycle water handling and recycling solutions that are proven to increase the sustainability of energy companies. Our infrastructure creates long term value by delivering high capacity, comprehensive produced water management, recycling and supply solutions to operators in the core areas of the Permian Basin.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2021 include:

●	Four new long-term acreage dedications, increasing our dedicated acres by 20,000 acres
●	Record total water volumes of 960,000 barrels of water per day
●	Consolidated revenue of $59.5 million
●	Consolidated adjusted EBITDA (as defined and reconciled below) of $30.8 million
●	Consolidated net loss of $20.7 million which includes a non-cash charge of $27.4 million associated with the abandonment of an SWD

General Trends and Outlook

Market Dynamics

During the three and nine months ended September 30, 2021, the average West Texas Intermediate (“WTI”) spot price was $70.58 and $65.05, respectively, representing a significant rebound from $39.16 for the year ended December 31, 2020. With the increase in WTI spot prices, the production curtailment activities experienced in 2020 have stopped and investment in new production activities has resumed. We believe that the activity levels of our customers will continue to increase above 2020 levels.

We believe there are several industry trends that continue to provide meaningful support for future growth. Our key customers are allocating new capital to the Permian Basin including acreage where the water sourcing and production is dedicated to Aris. Additionally, operators continue to increase horizontal lateral lengths which corresponds to increased water sourcing and produced water handling volumes.

Many industry trends such as multi-well pad development and the trend towards reuse applications of produced water, particularly in the areas of the Permian Basin where we operate, are improving efficiencies and returns and provide us with significant opportunities for both our Produced Water Handling and Water Solutions businesses.

COVID-19 Pandemic

COVID-19 contributed to a significant downturn in oil and gas commodity prices in 2020 and continues to cause significant volatility in 2021. Although we cannot predict future commodity prices, we are not currently experiencing significant disruptions with our workforce or supply chain activities. Moreover, we continue to maintain our focus on safe and reliable performance of our systems, while ensuring the safety of our employees and other stakeholders. However, we are unable to predict the future impact of COVID-19, and it is possible that such impact could be negative.

How We Generate Revenue

We manage our business through a single operating segment comprising two primary revenue streams, Produced Water Handling and Water Solutions. Our Produced Water Handling revenues are driven by the volumes of produced water we gather from our customers, and our Water Solutions revenues are driven by the quantities of recycled produced water and groundwater delivered to our customers to support their well completion operations.

Under our contracts with our customers, which are generally subject to annual CPI-based adjustments, we receive a fixed fee per barrel of produced water received from our customers, which water is either handled or recycled, and a fixed fee per barrel of recycled water or groundwater sold to our customers.

Costs of Conducting Our Business

Operating Expenses

We incur operating costs primarily as a function of the number of barrels of water received, handled and treated. The major categories of operating costs are landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses and repair and maintenance of facilities. We seek to minimize, to the extent appropriate for safe and reliable operations, expenses directly tied to operating and maintaining our assets.

General and Administrative Expenses

General and administrative expenses are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our offices, costs of managing our permitting operations, information technology expenses, audit and other fees for professional services.

How We Evaluate Our Results of Operations

We use a variety of financial and operational metrics to evaluate our performance. These metrics help us identify factors and trends that impact our operating results, cash flows and financial condition. The key metrics we use to evaluate our business are provided below.

Produced Water Handling Volumes

We continually seek to bring additional produced water volumes onto our system to maintain or increase throughput on our systems. These volumes are a primary revenue driver and serve as a water source for our Water Solutions business. Changes in produced water handling throughput are driven primarily by the level of production and pace of completions activity on our contracted acreage. We define Produced Water Handling Volumes as all produced water barrels received from customers and any barrels that are deficient under minimum volume commitment agreements.

Water Solutions Barrels Sold and Transferred

Our recycled water and groundwater sales are primarily driven by our customers’ completion activities. We continually seek to gain market share and expand our customer base for recycled water and groundwater sales in the Permian Basin. Our access to abundant produced water volumes and the scale of our systems allows us to distribute recycled water for our customers’ completion activities in an efficient, cost effective, and environmentally conscious manner. We define Water Solutions Barrels Sold and Transferred as the total of all recycled water and groundwater barrels sold plus groundwater barrels transferred on behalf of third parties.

Revenue

We analyze our revenue and assess our performance by comparing actual revenue to our internal projections and across periods. We examine revenue per barrel of water handled or sold to evaluate pricing trends and customer mix impacts. We also assess incremental changes in revenue compared to incremental changes in direct operating costs and selling, general and administrative expenses to identify potential areas for improvement and to determine whether our performance is meeting our expectations.

We generate revenue by providing fee-based services related to produced water handling and water solutions.

The services related to produced water are fee-based arrangements which are based on the volume of water that flows through our systems and facilities. Revenues from produced water handling consist primarily of per barrel fees charged to our customers for the use of our transportation and water handling services. For our produced water handling contracts, revenue is recognized over time utilizing the output method based on the volume of produced water accepted from the customer.

The sale of recycled produced water and groundwater are priced based on negotiated rates with our customers. For contracts that involve recycled produced water and groundwater, revenue is recognized at a point in time when control of the product is transferred to the customer.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and return capital to equity holders. Adjusted EBITDA is a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; loss on debt modification; and non-recurring or unusual expenses or charges (including temporary power costs discussed below), less any gains on sale of assets. (See Non-GAAP Measures discussed below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.)

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell and transfer, the fees we charge for such services, and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin plus depreciation, amortization and accretion and temporary power costs. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures. (See Non-GAAP Measures discussed below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measures for each measure.)

We seek to maximize our Adjusted Operating Margin in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, utilities, direct labor costs, chemical costs, repair and maintenance costs, and contract services comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin is incrementally benefited from increased Water Solutions recycling sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs, and reduced power consumption.

Temporary Power Costs

In the past, we constructed assets in advance of permanent grid power infrastructure availability in order to secure long- term produced water handling contracts. As a result, we rented temporary power generation equipment that would not have been necessary if grid power connections had been available. We estimate temporary power costs by taking temporary power and rental expenses incurred during the period and subtracting estimated expenses that would have been incurred during such period had permanent grid power been available. Power infrastructure and permanent power availability rapidly expanded in the Permian Basin in 2020 and the first half of 2021, and accordingly, we were able to make significant progress in reducing these expenses over that period. By the end of June 2021, all our significant facilities were being supported by permanent power.

We remove temporary power costs when calculating Adjusted Operating Margin to accurately assess long-term profitability and cash flow on a basis consistent with our long-term projections and current operating cost profile.

Factors Affecting the Comparability of Our Results of Operations

Concho Acquisitions

On June 11, 2020, we acquired certain produced water handling and transportation assets in Lea County, New Mexico from a wholly owned subsidiary of Concho, which was acquired by ConocoPhillips in January 2021 (the “Lea County Acquisition”). See Note 4 – Acquisitions.

We processed 119,000 and 19,000 barrels per day of produced water volumes associated with the Lea County Acquisition for the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

Results of operations were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Produced Water Handling	$24,639	$23,323	$71,368	$70,382
Produced Water Handling—Affiliates	23,135	13,312	62,216	35,284
Water Solutions	7,666	1,149	11,824	10,410
Water Solutions—Affiliates	4,059	4,672	16,864	10,472
Total Revenue	59,499	42,456	162,272	126,548
Cost of Revenues
Direct Operating Costs	23,497	22,207	66,703	71,640
Depreciation, Amortization and Accretion	15,378	11,751	45,550	31,529
Total Cost of Revenue	38,875	33,958	112,253	103,169
Operating Costs and Expenses
Abandoned Well Costs	27,402	—	27,402	—
General and Administrative	5,228	4,773	15,240	13,421
Other Operating Expenses	940	555	2,590	4,854
Total Operating Expenses	33,570	5,328	45,232	18,275
Operating (Loss) Income	(12,946)	3,170	4,787	5,104
Other Expense
Interest Expense, Net	7,880	2,099	17,855	5,364
Loss on Debt Modification	—	—	380	—
Total Other Expense	7,880	2,099	18,235	5,364
(Loss) Income Before Taxes	(20,826)	1,071	(13,448)	(260)
Income Taxes	(83)	9	(81)	15
Net (Loss) Income	$(20,743)	$1,062	$(13,367)	$(275)
Equity Accretion and Dividend Related to Redeemable Preferred Units	—	(1,511)	21	(1,928)
Net Loss Attributable to Members' Equity	$(20,743)	$(449)	$(13,346)	$(2,203)

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water for which we handle, sale or transfer for our customers. Our volumes for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Thousands barrel water per day
Produced Water Handling Volumes	708	574	692	566
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	130	44	102	34
Groundwater Volumes Sold	82	45	61	58
Groundwater Volumes Transferred	41	12	42	11
Total Water Solutions Volumes	253	101	205	103
Total Volumes	961	675	897	669

Per Barrel Operating Metrics
Produced Water Handling Revenue/Barrel	$0.73	$0.69	$0.71	$0.68
Water Solutions Revenue/Barrel	$0.50	$0.63	$0.51	$0.74
Revenue/Barrel of Total Volumes	$0.67	$0.68	$0.66	$0.69
Direct Operating Expense/Barrel	$0.27	$0.36	$0.27	$0.39
Adjusted Operating Margin/Barrel (1)	$0.41	$0.38	$0.41	$0.37

(1) See Non-GAAP Financial Measures below

Revenues

An analysis of revenues is as follows:

	Produced
	Water	Water	Total
(in thousands)	Handling	Solutions	Revenues
Three Months Ended September 30, 2020	$36,635	$5,821	$42,456
Changes due to:
Increase in Volumes	8,545	8,731	17,276
Increase (Decrease) in Prices	2,594	(2,827)	(233)
Three Months Ended September 30, 2021	$47,774	$11,725	$59,499

Nine Months Ended September 30, 2020	$105,666	$20,882	$126,548
Changes due to:
Increase in Volumes	23,064	20,440	43,504
Increase (Decrease) in Prices	4,854	(12,634)	(7,780)
Nine Months Ended September 30, 2021	$133,584	$28,688	$162,272

Produced Water Handling Revenues

Total produced water handling revenues increased for third quarter 2021 compared to third quarter 2020 by $11.1 million, or 30%. For the nine months ended September 30, 2021, total produced water handling revenues increased $27.9 million, or 26%, compared to the nine months ended September 30, 2020. These increases are primarily due to:

●	an overall increase of 134 kbwpd and 126 kbwpd for the comparative three- and nine-month periods, respectively, due to an increase of activity associated with our new and previously contracted long-term acreage dedication agreements, including the ramp up of activities on the Lea County acreage dedication acquired by us in June of 2020, and
●	an increase in the weighted average produced water handling price per barrel due to contractual price adjustments.

Water Solutions Revenue

Water solutions revenues increased for third quarter 2021 compared to third quarter 2020, by $5.9 million, or 101%. For the nine months ended September 30, 2021, water solutions revenues increased $7.8 million, or 37%, compared to the nine months ended September 30, 2020. These increases in water solutions revenue are primarily due to:

●	an overall increase of 152 kbwpd and 102 kbwpd for the comparative three- and nine-month periods, respectively, principally due to higher recycling volumes. The increase in water solutions volumes is due to the increase in completion activities across the Permian basin in response to recovering commodity prices, partially offset by,
●	a decrease in the weighted average price for water sold. The decrease in price is attributable to the increase of the amount of recycled water, versus ground water, sold. Although recycled water sales improve our overall profitability, we contract recycled water volumes at lower prices relative to ground water volumes.

Direct Operating Costs

For the third quarter in 2021, direct operating costs were $23.5 million compared to $22.2 million for the third quarter of 2020, an increase of $1.3 million, or 6%. The increase is primarily due to increased Water Solutions volumes.

On a per barrel basis, direct operating costs per barrel were $0.27 per barrel compared to $0.36 per barrel for the third quarter of 2021 and 2020, respectively. Direct operating costs per barrel improved primarily due to reduced temporary power generation expenses and increased recycled volumes sold, which have a lower operating cost per barrel.

All our significant facilities were on permanent power during the third quarter of 2021, and therefore we did not adjust for any temporary power expenses. For third quarter 2020, the estimated incremental impact of temporary power expenses was $3.5 million, or approximately $0.06 per barrel.

For the nine months ended September 30, 2021, direct operating costs were $66.7 million compared to $71.6 million for the nine months ended September 30, 2020, a decrease of $4.9 million, or 7%. The decrease in direct operating costs is primarily due to reduced temporary power generation expenses. As a result, for the nine months ended September 30, 2021, direct operating costs was $0.27 per barrel for the nine months ended September 30, 2021 compared to $0.39 per barrel for the nine months ended September 30, 2020.

Estimated incremental impacts of temporary power expenses were $4.3 million and $12.7 million for the nine months ended September 30, 2021 and 2020, respectively. See “How We Evaluate Our Results of Operations—Temporary Power Costs” for additional information.

Depreciation, Amortization and Accretion Expenses

For the three months ended September 30, 2021, depreciation, amortization and accretion expense was $15.4 million compared to $11.8 million for the three months ended September 30, 2020, an increase of $3.6 million, or 31%. For the nine months ended September 30, 2021, depreciation, amortization and accretion expenses were $45.6 million compared to $31.5 million for the nine months ended September 30, 2020, an increase of $14.1 million, or 45%. These increases are primarily due to the amortization of customer contracts related to the Lea County Acquisition, incremental assets from the Lea County Acquisition, and continued asset construction.

Abandoned Well Costs

In late third quarter 2021, management completed its evaluation of the performance of a saltwater disposal asset, located in Eddy County, New Mexico and concluded that the well should be shut-in and taken out of service. We drilled this well in the second quarter of 2017 and encountered technical difficulties requiring significant incremental capital expenditure. The asset was put into service in May of 2018. During July 2021, we re-entered the well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action. Accordingly, we have recognized a charge of $27.4 million, included in abandoned well costs for the remaining net book value of the well. The abandonment did not impact our revenues.

General and Administrative Expenses

For the three months ended September 30, 2021, general and administrative expenses were $5.2 million compared to $4.8 million for the three months ended September 30, 2020, an increase of $0.4 million, or 8%.

For the nine months ended September 30, 2021, general and administrative expenses were $15.2 million compared to $13.4 million for the nine months ended September 30, 2020, an increase of $1.8 million, or 13%. These increases are mainly due to increased compensation and benefits expenses, travel, and insurance costs corresponding with a larger asset footprint.

Other Operating Expenses

Other operating expenses were $0.9 million for the three months ended September 30, 2021, compared to $0.6 million for third quarter 2020. The increase is mainly due to increased expirations of legacy permits and rights-of-way that were ultimately not constructed. On a quarterly basis, we review the status of projects to ensure our commitment and ability to complete the project as planned. If we identify a project where completion is no longer probable, we recognize a charge to earnings for the total costs incurred for that project.

For the nine months ended September 30, 2021, other operating expenses were $2.6 million, compared to $4.9 million for third quarter 2020. The decrease of $2.3 million is primarily due to the non-recurrence of advisory and legal expenses associated with the Lea County Acquisition and non-recurrence of advisory and legal expenses associated with an uncompleted transaction that was terminated in first quarter 2020. This was partially offset by an increase in the expiration of legacy permits and rights-of-way as discussed above.

Interest Expense

Interest expense is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
Interest on Debt Instruments	$8,034	$2,686	$18,402	$7,877
Less: Capitalized Interest	(765)	(795)	(1,981)	(3,083)
Interest on Debt Less Capitalized Interest	7,269	1,891	16,421	4,794
Amortization of Financing Costs	611	208	1,434	570
Interest Expense, Net	$7,880	$2,099	$17,855	$5,364

Net interest expense increased $5.8 million in third quarter 2021 compared to third quarter 2020. The increase is primarily due to an increase in the total debt outstanding and an increase in the interest rate related to our debt instruments. For third quarter 2021, our outstanding debt balance was $400 million, all of which is attributable to our sustainability linked notes, compared to the third quarter 2020 balance of $286.7 million related to our credit facility. The interest rate on our sustainability-linked notes is 7.625%, whereas the third quarter 2020 rate on the credit facility was 3.67%. Net interest expense also increased $0.4 million due to higher amortization of financing costs.

Net interest expense increased $12.5 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase is primarily due to increases in the outstanding debt balance, interest rates and amortization of financing costs as discussed above. The increase is also due to less capitalized interest a result of the reduction in our capital projects and related capital expenditures.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin Per Barrel are supplemental non- GAAP measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures prepared under GAAP.

Reconciliation of GAAP “Net income” to Non-GAAP “Adjusted EBITDA”

We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; loss on debt modification; and non-recurring or unusual expenses or charges (including temporary power costs), less any gains on sale of assets.

Reconciliation of GAAP “Gross Margin” to Non-GAAP “Adjusted Operating Margin” and “Adjusted Operating Margin per Barrel”

We define Adjusted Operating Margin as Gross Margin plus depreciation, amortization and accretion and temporary power costs. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes.

We believe this presentation is used by investors and professional research analysts for the valuation, comparison, rating, and investment recommendations of companies within our industry. Additionally, we use this information for comparative purposes within our industry. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are not measures of financial performance under GAAP and should not be considered as measures of liquidity or as alternatives to net income (loss) or gross margin. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) and other measures prepared in accordance with GAAP, such as gross margin, operating income or cash flows from operating activities.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)	$(20,743)	$1,062	$(13,367)	$(275)
Interest Expense, Net	7,880	2,099	17,855	5,364
Income Tax (Benefit) Expense	(83)	9	(81)	15
Depreciation, Amortization and Accretion	15,378	11,751	45,550	31,529
Abandoned Well Costs	27,402	—	27,402	—
Abandoned Projects	679	368	2,035	1,501
Temporary Power Costs (1)	—	3,548	4,253	12,669
Loss on Disposal of Asset, Net	8	15	225	82
Loss on Debt Modification	—	—	380	—
Settled Litigation (2)	—	714	—	1,311
Transaction Costs (3)	253	172	330	3,271
Severance and Other	—	—	221	190
Adjusted EBITDA	$30,774	$19,738	$84,803	$55,657

Total Revenue	$59,499	$42,456	$162,272	$126,548
Cost of Revenue	(38,875)	(33,958)	(112,253)	(103,169)
Gross Margin	20,624	8,498	50,019	23,379
Depreciation, Amortization and Accretion	15,378	11,751	45,550	31,529
Temporary Power Costs	—	3,548	4,253	12,669
Adjusted Operating Margin	$36,002	$23,797	$99,822	$67,577
Total Volumes (Thousands of BBLs)	88,357	62,103	245,048	183,438
Adjusted Operating Margin/BBL	$0.41	$0.38	$0.41	$0.37
(1)	See discussion above under "Temporary Power Costs".
(2)	Settled Litigation is primarily related to legal expenses associated with a right-of-way dispute that was successfully settled in arbitration.
(3)	Transaction Costs are primarily related to certain advisory and legal expense associated with a recapitalization process that was terminated in first quarter 2020 and acquisition expenses associated with the Concho Lea Country Acquisition in June 2020.

Liquidity and Capital Resources

Overview

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, payment of contractual obligations including debt, and working capital obligations. Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility, or accessing the capital markets.

In April 2021, we repaid $297.0 million of total outstanding borrowings under our Credit Facility and redeemed all outstanding redeemable preferred units for $74.4 million with the proceeds from the issuance of $400.0 million of our Senior Sustainability-Linked Notes. We also amended and restated our Credit Facility to provide $200.0 million of committed funds that were undrawn as of September 30, 2021.

As of September 30, 2021, we had working capital, defined as current assets less current liabilities, of $37.5 million and $200.0 million of availability under the Credit Facility.

Cash Flow from Operating Activities

For the nine months ended September 30, 2021, we had Cash Flow Provided by Operating Activities of $57.2 million compared to $50.6 million for the nine months ended September 30, 2020. The increase is primarily driven by increase in revenue as well as changes in working capital driven by timing of collections of accounts receivable and payments of trade accounts payable and interest payable.

Cash Flow Used in Investing Activities

For the nine months ended September 30, 2021, we had Cash Flow Used in Investing Activities of $62.7 million compared to $121.8 million for the nine months ended September 30, 2020. We incurred lower capital expenditures in 2021 compared to 2020 due to lower capital expenditure requirements to meet produced water handling capacity needs.

Cash Flow Provided by Financing Activities

For the nine months ended September 30, 2021, we had Cash Flow Provided by Financing Activities of $17.0 million compared to $72.5 million for the nine months ended September 30, 2020. Cash Flow Provided by Financing Activities for the nine months ended September 30, 2021 of $17.0 million was primarily due to the issuance of our $400.0 million aggregate principal amount of our 7.625% Senior Sustainability-Linked Notes on April 1, 2021 that was used to pay down the Credit Facility of $297.0 million and redeem the Redeemable Preferred Units of $74.4 million. We required less external financing for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 due to lower capital buildout requirements.

Capital Requirements

Our business is capital intensive, requiring the maintenance of existing pipelines, pumps and handling and recycling facilities and the acquisition or construction and development of new assets and facilities.

Our current level of capital expenditures is expected to remain within our internally generated cash flow as we maintain significant flexibility around the timing of capital expenditures. However, we are subject to certain capital requirements to support our customers’ development plans associated with acreage dedication agreements.

Accordingly, we work proactively with our customers to anticipate their future needs for water handling and recycling assets to support their activities. For 2021, we expect our capital expenditures to range from $78-$83 million.

We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

Debt Agreements

Credit Facility

On April 1, 2021, we entered into our amended and restated credit agreement (the “Restated Credit Agreement”) to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) provide for a $75.0 million incremental revolving facility, which shall be on the same terms as under the Credit Facility, (v) annualize EBITDA for 2021 for the purpose of covenant calculations, (vi) amend the leverage ratio covenant to comprise of a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00 to 1.00, for the third quarter of 2021 to 4.75 to 1.00, and thereafter to 4.50 to 1.00 and (viii) add a secured leverage covenant of 2.50 to 1.00. In April 2021, we repaid all borrowings under the prior Credit Facility upon entering into the Restated Credit Agreement. As of September 30, 2021, we were in compliance with all of our covenants under our Credit Facility.

Senior Sustainability-Linked Notes

We have $400.0 million aggregate principal amount of 7.625% Senior Sustainability-Linked Notes outstanding, which are due April 1, 2026. The Notes were issued by Solaris LLC on April 1, 2021 and are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Notes are guaranteed on a senior unsecured basis by all of Solaris LLC’s wholly owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time on or after April 1, 2023 at redemption prices ranging from 103.8125% on or after April 1, 2023 to 100% on or after April 1, 2025. In addition, on or before April 1, 2023, we may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the notes, plus accrued interest. At any time prior to April 1, 2023, we may also redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium.

Certain of these redemption prices are subject to increase if we fail to satisfy the Sustainability Performance Target (as defined in the indenture governing the notes and referred herein as “SPT”) and provide notice of such satisfaction to the trustee. If we undergo a change of control, we may be required to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes, plus accrued interest.

We used the proceeds from the issuance of the Notes to repay all borrowings outstanding under our Credit Facility, to redeem our preferred units in full and for general corporate purposes.

The indenture that governs the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

●	incur or guarantee additional indebtedness or issue certain preferred stock;
●	pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;
●	transfer or sell assets;
●	make investments;
●	create certain liens;
●	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;
●	consolidate, merge or transfer all or substantially all of our assets;
●	engage in transactions with affiliates; and
●	create unrestricted subsidiaries.

Our key performance indicator under our Sustainability-Linked Bond Framework is to increase recycled produced water sold and reduce groundwater withdrawals sold expressed as a percentage of barrels of recycled produced water sold per year divided by total barrels of water sold per year (the “Recycling KPI”).

The Recycling KPI encompasses 100% of our sourcing operations in the Permian Basin. Our Recycling KPI is designed to reduce groundwater withdrawal for water intensive industrial operations in the water stressed Permian Basin by increasing our sales of recycled produced water. Our SPT is to increase our annual Recycling KPI to 60% by 2022 from a 2020 baseline of 42.1%, with an observation date of December 31, 2022.

To the extent the SPT has not been achieved and verified for the year ended December 31, 2022, the coupon on the Notes will increase to 7.875% beginning with the interest period ending on October 1, 2023 until maturity and there will also be an increase in applicable optional redemption prices.

We were in compliance with all covenants under the indenture governing the Notes as of September 30, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of our operations and the use of estimates made by management. We have identified the following accounting policies that are most important to the portrayal of our consolidated financial position and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our financial statements.

Revenue Recognition

We generate revenue by providing services related to Produced Water Handling and Water Solutions. The services related to produced water are fee-based arrangements and are based on the volume of water that flows through our systems and facilities while the sale of recycled produced water and groundwater are priced based on negotiated rates with the customer.

We have customer contracts that contain minimum transportation and/or disposal volume delivery requirements and we are entitled to deficiency payments if such minimum contractual volumes are not delivered by the customer. These deficiency amounts are based on fixed, daily minimum volumes (measured over monthly, quarterly and annual periods depending on the contract) at a fixed rate per barrel. We are typically entitled to shortfall payments if such minimum contractual obligations are not maintained by our customers. We invoice the customer on either a monthly, quarterly or annual basis, as provided in the contract.

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted effective January 1, 2019, using the modified retrospective approach. No cumulative adjustment to accumulated earnings was required as a result of this adoption.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the contracts, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Revenues from Produced Water Handling consist primarily of per barrel fees charged to customer for the use of our system and disposal services. For all of our produced water transfer and disposal contracts, revenue will be recognized over time utilizing the output method based on the volume of wastewater accepted from the customer. We typically charge our customers a disposal and transportation fee on a per barrel basis under our contracts. In some contracts, we are entitled to shortfall payments if minimum contractual obligations are not satisfied by our customers. Minimum contractual obligations have not been maintained, and thus we have recognized revenues related to shortfalls on such take or pay contractual obligations to date. Some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time.

For contracts that involve recycled produced water and groundwater, revenue is recognized at a point in time, based on when control of the product is transferred to the purchaser or customer, as the case may be.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or if not but the transaction does not include a significant process (does not meet the definition of a business), we record the transaction as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values. For an acquisition of assets, goodwill is not recorded. All other transactions are recorded as business combinations.

Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts. For a business combination, the excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We compare the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and margins, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model.

Impairment of Goodwill

Goodwill is subject to at least an annual assessment for impairment. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. Before employing detailed impairment testing methodologies, we may first evaluate the likelihood of impairment by considering qualitative factors relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If we first utilize a qualitative approach and determine that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, we conclude that no impairment has occurred. We may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. If we determine through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, we compare the fair value of a reporting unit with its carrying amount under Step 1 of the impairment test. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on our estimates of gross margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the carrying amount exceeds the fair value of a reporting unit, the Company performs Step 2 and compares the fair value of reporting unit goodwill with the carrying amount of that goodwill and recognizes an impairment charge for the amount by which the carrying amount exceeds the implied fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit.

If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Commodity Price Risk

The market for our services is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. We do not currently intend to hedge our indirect exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. We do not currently have any borrowings under our Credit Facility.

Item 4. Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q.

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Except for the adoption of certain corporate governance policies and efforts to remediate our material weakness, each as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the IPO, we adopted certain corporate governance policies in order to strengthen our corporate governance and comply with the requirements of the New York Stock Exchange. These changes included the appointment of five independent members of the Aris Board of Directors, the establishment of Corporate Governance Guidelines, the adoption of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters and the adoption of a Code of Business Conduct and Ethics.

As previously disclosed in our Prospectus, in connection with the preparation and review of our financial statements for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting caused by the misapplication of accounting principles related to the estimate of amortization in connection with our intangible assets. The corrected amount was reflected in our year-end 2020 financial statements, and this material weakness was remediated as of September 30, 2021.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under “Risk Factors,” included in our Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with our initial public offering, (a) all of the membership interests in Solaris LLC held by the Existing Owners were converted into (i) a single class of units in Solaris LLC, referred to as “Solaris LLC Units,” representing in the aggregate 33,202,500 Solaris LLC Units and (ii) the right to receive the distributions of cash and shares of Class B common stock described in clauses (c) and (d) below, (b) Aris Water issued and contributed 33,202,500 shares of its Class B common stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A common stock issued in the IPO, (c) Solaris LLC used a portion of the proceeds from the initial public offering to distribute to the Existing Owners, on a pro rata basis, an aggregate amount of cash equal to 14,705,882 times the initial public offering price per share of Class A common stock after underwriting discounts and commissions and (d) Aris distributed to Solaris LLC one share of Class B common stock for each Solaris LLC Unit such Existing Owner holds.

These securities were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 21, 2021 our registration statement on Form S‑1 (SEC Registration No. 333-259740), as amended through the time of its effectiveness, that Aris Water filed with the SEC relating to the initial public offering was declared effective. The offering did not terminate before all of the shares in the initial public offering that were registered in the registration statement were sold. On October 26, 2021, Aris Water closed the initial public offering of 20,297,500 shares of Class A common stock, at a price to the public of $13.00 per share ($12.22 per share net of underwriting discounts and commissions), which included 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock, resulting in gross proceeds of $263.9 million, or net proceeds of $246.1 million after deducting underwriting discounts and commissions.

Aris Water contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC distributed approximately $213.3 million of the net proceeds to the Existing Owners as part of the corporate reorganization undertaken in connection with the initial public offering. Solaris LLC retained the remaining $32.8 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10‑Q

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

3.2Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

4.1Registration Rights Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc., Solaris Midstream Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.1Fourth Amended and Restated Limited Liability Company Agreement of Solaris Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.2Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.3Indemnification Agreement (Amanda M. Brock) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.4Indemnification Agreement (Brenda R. Schroer) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.5Indemnification Agreement (Dustin A. Hatley) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.6Indemnification Agreement (Joseph Colonnetta) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.7Indemnification Agreement (Debra Coy) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.8Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.9Indemnification Agreement (Andrew O’Brien) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.10Indemnification Agreement (Donald C. Templin) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.11Indemnification Agreement (M. Max Yzaguirre) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.12Director Nomination Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc., COG Operating LLC and Yorktown Energy Partners XI, L.P (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.13Tax Receivable Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.14†Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

31.1*Certification of Amanda M. Brock pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*Certification of Brenda R. Schroer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**Certification of Amanda M. Brock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**Certification of Brenda R. Schroer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*Inline XBRL Schema Document.

101.CAL*Inline XBRL Calculation Linkbase Document.

101.DEF*Inline XBRL Definition Linkbase Document.

101.LAB*Inline XBRL Label Linkbase Document.

101.PRE*Inline XBRL Presentation Linkbase Document.

104*Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†   Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2021	Aris Water Solutions, Inc.
	By:	/s/ Amanda M. Brock
Amanda M. Brock
President, Chief Executive Officer

/s/ Brenda R. Schroer
Brenda R. Schroer
Chief Financial Officer

/s/ Dustin A. Hatley
Dustin A. Hatley
Chief Accounting Officer