Form 10-K
period 2021-12-31
Aris Water Solutions, Inc.
filed 2022-03-01
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-40955

Aris Water Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1022110
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

9811 Katy Freeway, Suite 700 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

281-501-3070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	ARIS	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2021: $0

As of December 31, 2021, the registrant had 21,847,831 shares of Class A common stock, $0.01 par value per share, and 31,716,104 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report. Portions of the Registrant’s final prospectus filed with the Securities and Exchange Commission under Rule 424(b) under the Securities Act of 1933 on October 25, 2021 are incorporated by reference into Part I of this Annual Report.

Table of Contents

. The Bald and Golden Eagle Protection Act.
GLOSSARY OF TERMS

The terms and abbreviations defined in this section are used throughout this Annual Report.

AMI. Area of mutual interest ASC. Accounting Standards Codification BGEPA. The Bald and Golden Eagle Protection Act.
BLM. Bureau of Land Management.
bwpd. Barrels of water per day.
CAA. The United States Clean Air Act.
CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the “Superfund law.”
Code. The Internal Revenue Code of 1986, as amended. Consumer Price Index. The Consumer Price Index.

COVID-19. The infectious novel coronavirus disease caused by the “severe acute respiratory syndrome coronavirus 2” (SARS-CoV-2) virus, including variants such as Delta, Omicron and others.
CWA. The Federal Water Pollution Control Act, also known as the Clean Water Act.
Delaware Basin. A geologic depositional and structural basin in West Texas and Southeastern New Mexico which is a part of the Permian Basin, (see below).
DGCL. Delaware General Corporation Law. E&P. Exploration and production.
EPA. The United States Environmental Protection Agency.
ESA. The Endangered Species Act.
ESG. Environmental, social and governance.
GAAP. Generally accepted accounting principles used in the United States.
GHG. Greenhouse Gas.
IPO. The initial public offering of equity of Aris Water Solutions, Inc. which was completed on October 26, 2021.
IRS. The Internal Revenue Service.
kbwpd. One thousand barrels of water per day.
KPI. Key performance indicator.
Legacy Owners. Owners of Solaris LLC units at the time of the IPO.
LIBOR. London Inter-bank Offered Rate.
Midland Basin. A geologic depositional and structural basin in West Texas which is a part of the Permian Basin (see below).
MBTA. The federal Migratory Bird Treaty Act.
mmbw. One million barrels of water.
MVC. Minimum volume commitment.
NAAQS. The National Ambient Air Quality Standard.
NGL. Natural gas liquids. NMOCD. The New Mexico Oil Conservation Division. NORM. Naturally occurring radioactive materials.
NWP. Nationwide permit.

NYSE. New York Stock Exchange. Offering. The initial public offering of equity of Aris Water Solutions, Inc. which was completed on October 26, 2021.
OPEC. The Organization of the Petroleum Exporting Countries. OPEC+. OPEC plus the countries of Azerbaijan, Bahrain, Brunei, Kazakhstan, Malaysia, Mexico, Oman, Russia, South Sudan and Sudan.
OSHA. The United States Occupational Safety and Health Administration.
Permian Basin. A large sedimentary basin located in West Texas and Southeastern New Mexico.
RCRA. The federal Resource Conservation and Recovery Act.
Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002.
SDWA. The federal Safe Drinking Water Act.
SEC. The United States Securities and Exchange Commission. SRA. Seismic Response Area.
TRA. Tax Receivable Agreement. TRC. The Texas Railroad Commission.
TSCA. The Toxic Substances Control Act.
UIC. Underground Injection Control. USFWS. The U.S. Fish and Wildlife Service WTI. West Texas Intermediate, a crude oil pricing index reference.

Introductory Note Regarding Definitions

The registrant, Aris Water Solutions, Inc. (“Aris Inc.”), was incorporated on May 26, 2021 as a Delaware corporation. Aris Inc. was formed to serve as the issuer in an initial public offering (“IPO” or the “Offering”) of equity, which was completed on October 26, 2021. Concurrent with the completion of the Offering, Aris Inc. became the new parent holding company of Solaris Midstream Holdings, LLC (“Solaris LLC”), a Delaware limited liability company. Except as otherwise indicated or required by the context, all references to “Aris Inc.,” “Solaris LLC,” the “Company,” “we,” “our,” and “us” or similar terms refer to (i) Solaris LLC and its consolidated subsidiaries before the completion of the Corporate Reorganization, defined below, in connection with the Offering and (ii) Aris Inc. and its consolidated subsidiaries as of the completion of the Corporate Reorganization and thereafter.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10‑K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “guidance,” “preliminary,” “project,” “estimate,” “expect,” “continue,” “intend,” “plan,” “believe,” “forecast,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report, including, but not limited to, the following:

●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal lands and various other matters;
●	the severity and duration of global adverse health events, including the novel coronavirus (“COVID-19”) pandemic, which caused reduced demand for oil and natural gas, economic slowdowns, governmental actions, stay-at-home orders, and interruptions to our operations or our exploration and production (“E&P”) customers’ operations;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to successfully implement our business plan;
●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	impacts of cost inflation on our operating margins;
●	our ability to renew or replace expiring contracts on acceptable terms;
●	our ability to comply with covenants contained in our debt instruments;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;

●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve;
●	physical, electronic and cybersecurity breaches;
●	accidents, weather, seasonality or other events affecting our business;
●	changes in tax laws, regulations or policies;
●	the effects of litigation; and
●	plans, objectives, expectations and intentions contained in this report that are not historical.

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

For the definitions of certain terms and abbreviations used in this Annual Report, see Glossary of Terms.

Summary of Our Risk Factors

An investment in our Class A common stock involves substantial risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in our Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part I, Item 1A ─ Risk Factors in this Annual Report.

Risks Related to Our Business

●	Our business depends on capital spending by the oil and gas industry in the Permian Basin, which could be negatively impacted by the COVID-19 pandemic or otherwise.
●	If oil prices or natural gas prices remain volatile or were to decline, the demand for our services could be adversely affected.
●	We operate in a highly competitive industry, which could negatively affect our ability to expand our operations, including limiting our access to rights-of-way.
●	Growing our business by constructing new transportation systems and facilities subjects us to construction risks.
●	We may be unable to attract and retain key members of management, qualified members of our Board and other key personnel.
●	We may be unable to implement price increases or maintain existing prices on our services.
●	Cost and wage inflation may have a negative impact on our operating margin.
●	Inherent risks associated with our operations may not be fully covered under our insurance policies.
●	The loss of one or more of our customers could adversely affect our business.
●	Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us.
●	Our lack of diversification increases the risk of an investment in us and we are vulnerable to risks associated with operating primarily in one geographic area.
●	We may be required to take write-downs of the carrying values of certain assets and goodwill.
●	We may not be able to keep pace with technological developments in our industry.
●	Restrictive covenants under our debt instruments may limit our financial flexibility.

Legal and Regulatory Risks

●	Restrictions on the ability to procure water could decrease the demand for our services.

●	Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to handle produced water.
●	Fuel conservation measures could reduce demand for our services.
●	We may be subject to claims for personal injury and property damage.
●	Climate change legislation, laws, and regulations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.
●	A portion of our customers’ oil and gas leases are granted by the federal government, which may suspend or terminate such leases.
●	Laws and regulations related to hydraulic fracturing could result in increased costs and additional operating restrictions that may reduce demand for our services.
●	We may face increased obligations relating to the closing of our water handling facilities.
●	Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Risks Related to Our Class A Common Stock

●	Our sole material asset is our equity interest in Solaris LLC and we are accordingly dependent upon distributions from Solaris LLC to pay taxes and other expenses.
●	The requirements of being a public company may strain our resources, increase our costs and distract management.
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our governing organizational documents, as well as Delaware law, contains provisions that could discourage acquisition bids or merger proposals.
●	We cannot assure that we will pay any dividends on our Class A common stock, and our indebtedness could limit our ability to pay dividends on our Class A common stock.
●	Payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
●	We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
●	The market price per share of our Class A common stock is more volatile as there is a less active trading market for the shares.

You should carefully read and consider the information set forth under “Item 1A. Risk Factors”.

Part I

Items 1. and 2. Business and Properties

A full discussion of the general development of our business is included in the final prospectus (“Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) under Rule 424(b) under the Securities Act on October 25, 2021. The following discussion provides an update to the general development of our business and includes material developments that have occurred since the date the Registration Statement was filed and incorporates by reference the full discussion in the Registration Statement, which is available here.

Initial Public Offering

On October 26, 2021, we completed the Offering of 20,297,500 shares of our Class A common stock, par value $0.01 per share (“Class A common stock”), which includes 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock, at a price to the public of $13.00 per share ($12.14 per share net of underwriting discounts and commissions and other issuance costs). After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $246.4 million. We contributed all of the net proceeds of the IPO received to Solaris LLC in exchange for Solaris LLC units. Solaris LLC distributed approximately $213.2 million of the net proceeds to the owners of Solaris LLC units at the time of the IPO (“Legacy Owners”) and retained the remaining $33.2 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

At the conclusion of the IPO, we owned an approximate 38% interest in Solaris LLC and the Legacy Owners owned an approximate 62% interest in Solaris LLC.  We report a noncontrolling interest on our consolidated balance sheet for the percentage of Solaris LLC Units not held by us. See Consolidation, below.

Redemption Rights

Following the Offering, under the Solaris LLC Agreement, Legacy Owners of Solaris LLC units, subject to certain limitations, have the right, pursuant to a redemption right, to cause Solaris LLC to acquire all or a portion of their Solaris LLC units for, at Solaris LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Solaris LLC unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications or (y) an equivalent amount of cash. Alternatively, upon the exercise of the redemption right, we have the right, pursuant to a call right, to acquire each tendered Solaris LLC unit directly from the Legacy Owner for, at our election, (x) one share of Class A common stock or (y) an equivalent amount of cash.

On December 6, 2021, 1,486,396 Solaris LLC units were converted to shares of our Class A common stock. As of December 31, 2021, we own an approximate 41% interest in Solaris LLC and the Legacy Owners own an approximate 59% interest in Solaris LLC. On February 28, 2022, an additional 148,087 Solaris LLC units were converted to shares of our Class A common stock.

Consolidation

We are a holding company and our principal asset is a membership interest in Solaris LLC. As the managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct its business. As a result, beginning in the fourth quarter of 2021, we consolidate the financial results of Solaris LLC and report noncontrolling interest related to the portion of

Solaris LLC units not owned by us, which reduces net income attributable to our Class A common stockholders.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies.

Corporate Reorganization

The transactions described above, (altogether, the “Corporate Reorganization”) have been accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognize the assets and liabilities received in the Corporate Reorganization at their historical carrying amounts, as reflected in the historical financial statements of Solaris LLC. We consolidate Solaris LLC in our consolidated financial statements and record a non-controlling interest related to the Solaris LLC units held by the Class B stockholders in our consolidated balance sheet and statement of operations.

Ownership Structure

The following diagram reflects our simplified ownership structure as of December 31, 2021:

Tax Receivable Agreement

At the closing of the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Legacy Owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balance at December 31, 2021. As of December 31, 2021, we accrued a TRA liability of $75.6 million.

We estimate that if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2021, the TRA liability would be approximately $221.8 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2021, we estimate the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $193.4 million, discounted. The amount of this liability for a change of control can be significantly impacted by the closing price of our Class A shares on the applicable exchange date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Tax Receivable Agreement.

Institution of Initial Quarterly Dividend

On December 6, 2021, we announced that our Board of Directors had declared a dividend on our Class A common stock for the fourth quarter of 2021 of $0.07 per share, which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of our IPO. In conjunction with the dividend payment, a distribution of $0.07 per unit was paid to unit holders of Solaris LLC. The dividend was paid on January 27, 2022 to holders of record of our Class A common stock as of the close of business on January 6, 2022. The distribution to unit holders of Solaris LLC was subject to the same payment and record dates.

On February 25, 2022, we announced that our Board of Directors had declared a dividend on our Class A common stock for the first quarter of 2022 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 29, 2022 to holders of record of our Class A common stock as of the close of business on March 17, 2022. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends and Distributions.

Our Company

We are a leading, growth-oriented environmental infrastructure and solutions company that directly helps our customers reduce their water and carbon footprints. We deliver full-cycle water handling and recycling solutions that increase the sustainability of energy company operations. Our integrated pipelines and related infrastructure create long-term value by delivering high-capacity, comprehensive produced water management, recycling and supply solutions to operators in the core areas of the Permian Basin.

We provide critical environmental solutions to many of the most active and well-capitalized companies operating in the Permian Basin, including the following companies and/or their affiliates: ConocoPhillips, Occidental Petroleum Corporation, ExxonMobil Corporation, Marathon Oil Corporation, Chevron Corporation and Mewbourne Oil Company. Operators are increasingly focused on minimizing their environmental impact as a measure of success with an emphasis on rapidly increasing the use of recycled produced water in their operations. Our expansive infrastructure, advanced logistics and water treatment methods allow us to reliably gather our customers’ produced water and recycle it for use in their operations. We believe our solutions make a significant contribution to the ability of our customers to achieve their sustainability-related objectives. Since inception, we have been committed to responsibly developing, operating and deploying technology to safely reduce our customers’ environmental footprint.

Our Commitment to Environmental, Social and Governance Leadership

Our business strategy and operations align with the increasing focus of local communities, regulators and stakeholders on ensuring the safety of oil and gas operations and minimizing environmental and local community impacts. We have a leading track record in social and environmental stewardship in the areas in which we operate by setting and meeting ambitious sustainability targets. This leadership highlights the strong technical, operational and financial capabilities of our management team that has decades of experience operating and leading companies in the environmental, infrastructure, water treatment and energy industries. As further demonstration of our environmental leadership, we adopted a Sustainability-Linked Bond Framework in March 2021, which publishes our goals with respect to our water recycling operations. In accordance with this framework, we issued the first sustainability-linked notes (“Senior Sustainability-Linked Notes" or “Notes”) in the produced water infrastructure industry. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Debt Agreements ─ Senior Sustainability-Linked Notes.

Our business provides reliable and sustainable water solutions that address the operational and environmental demands of the energy industry and actively reduce emissions. Through our significant investment in permanent pipeline infrastructure to safely gather and transport produced water, we minimize the need for produced water trucking, a major contributor of greenhouse gas (“GHG”) emission, traffic congestion and road safety concerns in the communities in which we operate. Additionally, we are leaders in the evaluation, piloting and advancement of water treatment technologies, including the development of solutions for the use of treated produced water outside of the oil and gas industry. For example, we are piloting and developing proprietary processes for treating produced water for environmental, agricultural and industrial water demand, including evaluating the use of treated produced water as process water for recharging aquifer systems, carbon sequestration and direct air capture.

Our strong company culture includes commitments to our employees and our shareholders, which we believe will benefit all of our constituents. We have created a work environment that fosters a diverse and inclusive company culture with over 50% minority and/or female representation in our workforce as of December 31, 2021. Additionally, we prioritize safety in our operations through rigorous training, structured protocols and ongoing automation of our operations. Our prioritization of safety includes a commitment to safeguarding the communities in which we operate by giving to and volunteering with first responders.

We believe alignment of our management and our Board with our shareholders, including the establishment of a diverse and independent Board, is conducive to creating long-term value. Additionally, through our management’s substantial ownership and our compensation and incentive programs, our management team remains highly motivated to continue creating shareholder value.

Our Full-Cycle Water Handling and Recycling Solutions

Produced Water

Produced water naturally exists in underground formations and is brought to the surface during crude oil and natural gas production. Produced water is produced throughout the entire life of the well and is of particular importance to operators in the Permian Basin given the high produced water-to-oil ratio prevalent across the basin. Many of our customers have stated goals of managing produced water volumes in an environmentally-responsible and cost-effective manner, highlighting the importance of our water management expertise and integrated and extensive asset base. We believe they will increasingly outsource water management to integrated produced water infrastructure and recycling companies like us to manage their water-related needs in a cost and capital effective manner, creating new business development and acquisition opportunities for us.

Water Recycling

Recycling produced water displaces the use of scarce groundwater which would otherwise be used for oil and gas operations. Treatment of produced water is required prior to reuse, which involves the removal of residual hydrocarbons, reduction of free iron and other solids along with the removal of bacteria to customer specifications. We have made a significant investment in our vast network of produced water gathering pipelines and recycling facilities, which has positioned us as a leading independent third-party provider of recycled produced water gathered on a proprietary network in the Permian Basin. The scale of our system allows us to gather significant produced water volumes across a wide geographic area from multiple customers. The increasing volumes of produced water aggregated on our systems provide differentiated support for our recycling operations and ensures that sufficient volumes of recycled water are available to our customers when and where needed. Our expansive asset base allows us to deliver cost-effective, high-capacity and reliable produced water recycling solutions to operators, encouraging and enabling their rapid adoption of the use of recycled produced water while minimizing the use of groundwater in energy production.

Between July 2019 (the month which we began recycling at scale) and December 31, 2021, we have recycled approximately 68 million barrels, or approximately 2.8 billion gallons, of produced water. Our innovative technologies and recycling capabilities provide our customers with a secure and sustainable alternative to fresh and other sources of groundwater. By reducing our customers’ dependence on groundwater, we contribute to their sustainability efforts and the sustainability of the broader energy industry while also providing benefits to our stakeholders and the communities in which we operate. Our overall Adjusted Operating Margin per Barrel improves as we increase produced water recycling as we are able to avoid certain costs associated with traditional produced water handling operations. Adjusted Operating Margin/Barrel is a Non-GAAP measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Non-GAAP Financial Measures.

Full-Cycle Water Management

The volume of water required for hydraulic fracturing and the volume of produced water generated from oil and gas production are each expected to significantly increase in the Permian Basin. Additionally, energy producers are increasingly focused on maximizing sustainability and minimizing the environmental impact in the areas in which they operate. These trends represent significant challenges for energy producers. We believe energy producers will increasingly depend on our expansive integrated produced water gathering and recycling assets that are designed specifically to meet these challenges. By developing these partnerships and outsourcing full-cycle produced water management, energy producers can preserve capital for their core operations and ultimately lower water management costs. We provide access to a substantial and growing source of produced water that can be recycled to support energy production, enabling energy producers to lower their water management costs and do so in an environmentally-responsible way.

The figure below demonstrates the movement of produced water through our pipelines for handling or recycling and the multiple points at which we can collect fees on the same barrel of water:

Collect Water Handling Fee
Production From Existing Wells
35+ Customers
Customer Completes New Wells
Produced Water Gathered on Pipelines
Water Handling
Recycling
Save Operating Costs
Recycled Water Source
Ground Water Source
Solaris Revenue Streams
Produced Water Handling: Gathering, treatment and disposal of produced water over the life of the well
Water Solutions: Sale of recycled and ground water for well completions
Sell Recycled Barrel, Avoid Groundwater Withdrawal and Improve Operating Margin

Our Operations and Assets

Our Operations

We manage our business through a single operating segment comprising two primary revenue streams, Produced Water Handling and Water Solutions.

Our Produced Water Handling business gathers, transports and, unless recycled, handles produced water generated from oil and natural gas production. Our Produced Water Handling business is supported by long-term contracts with acreage dedications or minimum volume commitments (“MVCs”), primarily with large, investment-grade operators.

Our Water Solutions business develops and operates recycling facilities to treat, store and recycle produced water. By aggregating significant volumes of produced water from multiple customers on our connected pipeline networks, we can efficiently recycle large volumes of produced water and deliver this recycled water back to our customers in the time frames, volumes and specifications required by their operations. As needed, we also supplement our recycled produced water with non-potable groundwater to meet the demands of our customers’ operations. We also transfer groundwater on behalf of third-party purchasers and sellers.

Our business is driven by gathering produced water volumes for our Produced Water Handling business and delivering recycled water volumes to customers for our Water Solutions business. In our Produced Water Handling business, we grew our handling volumes from approximately 570,000 barrels per day for the year ended December 31, 2020 to approximately 707,000 barrels per day for the year ended December 31, 2021, an increase of 24%. Within our Water Solutions business, we grew our recycled volumes sold from approximately 44,000 barrels per day on average for the year ended December 31, 2020 to approximately 123,000 barrels per day on average for the year ended December 31, 2021, an increase of 180%.

	Year Ended December 31,
(Dollars in thousands, except per barrel data)	2021	2020	2019

Produced Water Handling Volumes (kbwpd)	707	570	343
Water Solutions Volumes (kbwpd) (1)	240	116	146
Total Volumes (kbwpd)	947	686	489

Per Barrel Operating Metrics
Produced Water Handling Revenue/Barrel	$ 0.72	$ 0.68	$ 0.65
Water Solutions Revenue/Barrel (2)	$ 0.50	$ 0.70	$ 0.70
Revenue/Barrel of Total Volumes	$ 0.66	$ 0.68	$ 0.67
Direct Operating Costs/Barrel (3)	$ 0.26	$ 0.38	$ 0.40
Adjusted Operating Margin/Barrel (4)	$ 0.41	$ 0.36	$ 0.35

(1)	Includes recycled volumes sold of approximately 123,000, 44,000 and 20,000 barrels per day for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)	Although recycled water sales improve our overall profitability, we contract recycled water volumes at lower prices relative to ground water volumes.
(3)	Direct operating costs include landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense, repair and maintenance of facilities, and environmental remediation.
(4)	Adjusted Operating Margin/Barrel is a Non-GAAP measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Non-GAAP Financial Measures.

Asset Overview

Our recognized operational capability is supported by our automated and high-capacity integrated pipeline network. We currently have approximately 680 miles of produced water pipeline and 47 produced water handling facilities and we operate 12 high-capacity produced water recycling facilities. Our systems provide an alternative to operators managing their own produced water infrastructure. Increasingly, customers are requesting longer-term agreements that will continue to enable us to expand our asset base. Our assets and operations are located entirely in the Delaware and Midland sub-basins of the broader Permian Basin.

The following map describes our assets as of December 31, 2021:

Asset Footprint

NM
OK
TX
Eddy
Lea
Culberson
Loving
Winkler
Ector
Martin
Howard
Midland
Glasscock
0
10
Mi
Aris Infrastructure
Produced Water Pipeline
Right of Way
Water Handling Facility
Water Recycling Facility
Customer Acreage
Contracted

Asset Highlights as of December 31, 2021	
Miles of Pipeline	~680
Produced Water Handling Capacity	~1,200 kbwpd
Water Recycling Capacity	~800 kbwpd
Dedicated Acres	~583,000

Our Assets

Our pipeline and water handling assets are comprised primarily of pipelines, pumps and handling and recycling facilities in the core of the Delaware and Midland Basins. These interconnected assets support both our Produced Water Handling and Water Solutions businesses. Our pipeline network consists of approximately 680 installed miles of gathering pipelines, which includes approximately 468 miles of larger diameter (12- to 24-inch) pipelines.

Produced Water Handling Facilities

Our handling facilities, which are designed to process, store and/or dispose of produced water that is not recycled, are essential to our ability to deliver reliable and cost-effective water gathering services to existing and prospective customers across a large geographic footprint. As of December 31, 2021, we have 47 produced water handling facilities which had almost 1.2 million barrels per day of capacity.

December 31, 2021	Pipelines (Miles)	Number of Water Handling Facilities (1)	Water Handling Capacity (kbwpd)

Installed	680	47	1,192

(1)	Includes two facilities pending recompletion to shallow injection zones.

We have secured significant permits and rights-of-way for additional pipelines and water handling facilities. As of December 31, 2021, we had over 230 miles of additional permitted pipeline rights-of-way and approved permits for an additional 49 produced water handling facilities with over 1.5 million barrels per day of permitted handling capacity. This significant backlog of permitted handling capacity provides us with valuable optionality and a competitive advantage as it allows us to react quickly to meet existing and new customer demand without potential permitting delays.

December 31, 2021	Pipelines (miles)	Number of Water Handling Facilities (1)	Water Handling Capacity (kbwpd)

Permitted, Not Installed	234	49	1,510

(1)	Includes two permits pending amendment to shallow injection zone.

Recycling Facilities

Our recycling facilities include water filtration, treatment, storage and redelivery assets. We construct our recycling facilities at strategic locations on our pipeline network where there is both significant customer demand for recycled produced water and high volumes of produced water available. We currently have 12 facilities operational in the Delaware Basin with 800,000 barrels per day of treatment capacity and access to over 11.2 million barrels of owned or leased storage capacity.

December 31, 2021	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)

Active Facilities	12	800

We also have the option to rapidly expand our recycling footprint as needed by developing an additional 23 locations that are either permitted or in the process of being permitted. We operate and construct both fixed treatment facilities and modular treatment systems that we can quickly assemble to capitalize on market opportunities.

December 31, 2021	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)

Facilities Permitted or in Process of Permitting	23	1,650

Our Customers and Contracts

Customers

We have long-term contracts with some of the most active and well-capitalized oil and gas operators in the Permian Basin which are increasingly focused on sustainability and minimizing the environmental impact of their operations. Since inception, we have consistently won new contracts and deepened relationships with existing customers, many of which have executed multiple contracts with us. As of December 31, 2021, we have over 130 contracts for our Produced Water Handling and Water Solutions businesses with more than 35 different customers across approximately 583,000 dedicated acres.

As of December 31, 2021, the weighted average remaining life of our Produced Water Handling acreage dedication contracts was approximately 9.3 years. Our five largest customers for the year ended December 31, 2021 were affiliates of ConocoPhillips, OXY USA Inc., Chevron Corporation, XTO Energy, Inc., and Mewbourne Oil Company, Inc. These five customers represented approximately 74% of our revenue for the year ended December 31, 2021. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information.

Contracts — Produced Water Handling

As produced water volumes from oil and natural gas production in the Permian Basin have significantly grown in recent years, long-term contract structures like those used in the hydrocarbon midstream sector have been adopted for water services. In our Produced Water Handling business, we primarily enter into two types of contracts with our customers: acreage dedications and MVCs. These contractual arrangements are generally long-term. All produced water transported on our gathering pipeline infrastructure for handling or recycling is subject to fee-based contracts, which are generally subject to annual Consumer Price Index (“CPI”) based adjustments.

Acreage Dedications. Acreage dedications are term contracts pursuant to which a customer dedicates all water produced from current and future wells that they own or operate in a dedicated area to our system. In turn, we commit to gather and handle such produced water. During 2021, we added approximately 69,000 dedicated acres. As of December 31, 2021, our acreage dedications covered a total of approximately 583,000 acres and had a weighted average remaining life of approximately 9.3 years.

MVCs. Under our MVC contracts, our customers guarantee to (i) deliver a certain minimum daily volume of produced water to our pipeline network at an agreed upon fee, or (ii) pay a deficiency fee if the minimum daily volume is not met for a specified period. As of December 31, 2021, our contracted aggregate MVCs totaled approximately 162,000 bwpd of produced water and the weighted average remaining life of our MVCs was over three years.

Spot Arrangements. We also enter into spot arrangements whereby we can elect to gather and handle our customers’ produced water to the extent we have capacity on our systems when they request offtake capacity. We refer to these volumes as spot volumes. When producers have a need for produced water handling services at locations which are not otherwise contracted to us, we will enter into spot arrangements in order to utilize available capacity and increase volume throughput on our systems.

The following table provides an overview of our active contracts:

Percentage of Produced Water Handling Revenue (1)	Year Ended December 31, 2021

Acreage Dedication	74%
Minimum Volume Commitments ("MVC's")	16%
Spot Volumes	10%
Total	100%

(1) Excludes skim oil sales.

Acreage dedications and minimum volume commitments were as follows:

December 31, 2021
Acreage Dedications
Acreage Under Contract (thousands of acres)	583
Weighted Average Remaining Life (years)	9.3

Minimum Volume Commitments
Volumetric Commitment (kbwpd)	162
Weighted Average Remaining Life (years)	3.1

Certain contracts included in the table above include both an acreage dedication and a minimum volume commitment. These contracts represent approximately 83,000 acres of the total acreage under contract and 77 kbwpd of the total volumetric commitment.

Contracts ─ Water Solutions

Our Water Solutions contracts are primarily structured as spot contracts or acreage dedications where we agree to supply water, including recycled water, to our customers for their operations.

We believe our integrated business model, history of operational execution, asset footprint and commitment to produced water recycling are important to current and prospective customers and support our leading position in water recycling in the Permian Basin. We are increasingly entering into longer-term contracts with new and existing customers to provide them with recycled water and groundwater.

Innovation in Recycling and Sustainable Water Management

Our goal is to maximize the amount of produced water we recycle as a percentage of the produced water we gather. Through one of our subsidiaries, we are partnering with leading scientists and universities in the field of water treatment to identify, adapt and pilot innovative technologies for beneficial reuse of produced water. We are actively working with the U.S. Department of Energy and the New Mexico Produced Water Research Consortium to advance certain initiatives related to produced water management, treatment technologies and beneficial reuse. We have identified potential opportunities to treat and discharge produced water for beneficial use including supplementing irrigation water demand, recharging aquifer systems, providing irrigation for range grasses for carbon sequestration, and process water for direct air capture carbon sequestration.

We are also striving to reduce the amount of ground water used in oil and gas operations by increasing the amount of recycled produced water as a percentage of total water volumes supplied to customers. We have set internal goals that 85% and 98% of all water sold to our customers will be recycled produced water by 2025 and 2030, respectively.

Our People

As December 31, 2021, we had a total of 148 employees, 35 of which service our corporate function and 113 work in field locations. We hire independent contractors on an as needed basis. We and our employees are not subject to any collective bargaining agreements.

Safety is one of our greatest priorities, and we have implemented safety management systems, procedures, trainings, and other tools to help protect our employees and contractors. We strive to hire local employees and have provided mentoring programs for employees to develop specialized skills necessary for our industry. We also provide career development programs to create opportunities for advancement. We encourage development of local leadership and team-based collaboration at our worksites. Our benefits include (i) health care for full-time employees and their eligible dependents, (ii) access to a Safe Harbor 401(k) Plan with a company match of up to 4% of the employee’s salary, (iii) basic life, accidental death & dismemberment, and short and long-term disability insurance, (iv) a family and medical leave policy which affords eligible (hourly and salaried) employees with up to 12 weeks leave for a serious health condition, the care of a family member, or the birth or adoption of a child, (v) wages that exceed state and federal standards and minimums, and (vi) our 2021 Equity Incentive Plan, which gives certain key employees an opportunity to share in our success.

We foster a diverse and inclusive culture, and greater than 50% of our workforce is minority and/or female as of December 31, 2021. We also support local communities where we operate by giving to and volunteering with first responders and local charities.

Organizational Structure and Corporate Information

Aris Inc. was incorporated as a Delaware corporation in May 2021. As a result of our IPO and the related transactions, we are a holding company whose sole material asset consists of membership interests in Solaris LLC. Solaris LLC owns all of the outstanding equity interests in the subsidiaries through which we operate our assets. We are the sole managing member of Solaris LLC and responsible for all operational, management and administrative decisions relating to Solaris LLC’s business, and we consolidate the financial results of Solaris LLC and its subsidiaries. See Corporate Reorganization, above.

Our principal executive office is located at 9811 Katy Freeway, Suite 700, Houston, Texas 77024, and we have additional offices in Midland, Texas and Carlsbad, New Mexico.

Our website address is www.ariswater.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC.

Also posted on our website under “Investor Relations – Corporate Governance – Governance Documents,” and available in print upon request made by any shareholder to the Investor Relations Department, are our Code of Business Conduct and Ethics and Principles of Corporate Governance, as well as our charters for our Nominating and ESG Committee, Compensation Committee and Audit Committee. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), as applicable, we will post on our website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and presentations, press and earnings releases, as part of our investor relations website. We intend for our website to be a forum of public dissemination for purposes of Regulation FD.

Information contained on our website or linked therein or otherwise connected thereto does not constitute part of and is not incorporated by reference into this Annual Report.

Competition

We compete with public and private water infrastructure companies as well as operators developing systems in-house for produced water handling and recycling in the areas in which we operate. Competition in the water infrastructure industry is based on the geographic location of facilities, business reputation, operating reliability and flexibility, available capacity and pricing arrangements for the services offered. We compete with other companies that provide similar services in our areas of operations, but we benefit from our relationships with large operators in the Permian Basin, including ConocoPhillips, and our reputation as a proven, reliable service provider and our deep commitment to recycling and sustainability. As we seek to expand our water gathering, recycling and handling services to new customers, we will continue to face a high level of competition.

Seasonality

In general, seasonal factors do not have a significant direct effect on our business. However, extreme weather conditions during parts of the year could adversely impact the well-completion activities of our customers, who are oil and natural gas operators, thereby reducing the amount of produced water to be gathered and either recycled or handled as well as the volume of Water Solutions barrels sold to our customers.

Insurance

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Litigation arising from such an event may result in us being named a defendant in lawsuits asserting large claims. We maintain our own general liability, product liability, property, business interruption, directors and officers liability, workers compensation, cybersecurity and pollution liability insurance policies, among other policies, at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

Regulation

We are subject to a variety of laws in connection with our operations, including those related to the environment, health and safety, personal privacy and data protection, intellectual property, advertising and marketing, labor, competition and taxation. These laws and regulations are constantly evolving and may be interpreted, implemented or amended in a manner that could harm our business. It also is possible that as our business grows and evolves, we will become subject to additional laws and regulations. There is no assurance that compliance with current laws and regulations or amended or newly adopted laws and regulations can be maintained in the future or that future expenditures required to comply with all such laws and regulations in the future will not be material. In the course of implementing our programs to ensure compliance with applicable laws and regulations, certain instances of potential non-compliance may be identified from time to time. We cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any. This section sets forth the summary of material laws and regulations relevant to our business operations.

Environmental and Occupational Safety and Health Matters

Our operations and the operations of our customers are subject to federal, state and local laws and regulations in the U.S. relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the disposal of waste and other materials. Numerous governmental entities, including the United States Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to take fresh water from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non-producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure on our part or the part of our customers to comply with these laws and regulations could result in the impairment or cancellation of operations, assessment of sanctions, including administrative, civil and criminal penalties, injunctions, reputational damage, the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

The trend in U.S. environmental regulation is typically to place more restrictions and limitations on activities that may affect the environment. Any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly construction, completion or water-management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. The following is a summary of the more significant existing environmental and occupational safety and health laws in the U.S., as amended from time to time, to which our operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous substances and wastes. The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA, and instead are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our and our oil and gas producing customers’ costs to manage and dispose of generated wastes, which could have a material adverse effect on our and our customers’ results of operations and financial position.

Wastes containing naturally occurring radioactive materials (“NORM”) may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. Texas and New Mexico have both enacted regulations governing the handling, treatment, storage and disposal of NORM. In addition, NORM handling and management activities are governed by regulations promulgated by the U.S. Occupational Safety and Health Administration (“OSHA”). These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM, as well as restrictions on the uses of land with NORM contamination.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the hazardous substance release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

Water discharges and use. The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill Prevention, Control and Countermeasure Plan (“SPCC”) requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama Administration published a final rule attempting to clarify the federal jurisdictional reach over waters of the U.S. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States under Clean Water Act jurisdiction. This rule has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule, and litigation has been filed in multiple federal district courts challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. In June 2021, the Biden Administration announced plans to develop its own definition for such waters, and in August 2021, a federal judge for the U.S. District Court for the District of Arizona issued an order striking down the Navigable Water Protection Rule.

Separately, in April 2020, a Montana federal judge vacated the Corps’ Nationwide Permit (“NWP”) 12 and enjoined the Corps from authorizing any dredge or fill activities under NWP 12 until the agency completed formal consultation with the U.S. Fish and Wildlife Service (the “USFWS”) under the Endangered Species Act (the “ESA”) regarding NWP 12 generally. The court later revised its order to vacate NWP 12 only as it relates to the construction of new oil and natural gas pipelines, and that order was partially vacated by the Ninth Circuit Court of Appeals as moot based on the Corps’ re-issuance of NWPs in 2021. The reissued NWP 12 has been challenged again by environmental groups in federal court because the Corps allegedly failed to consult with USFWS.

Water handling facilities and induced seismicity. Saltwater disposal via underground injection is regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (the “SDWA”) and analogous state and local laws and regulations. The UIC program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties claiming damages for alternative water supplies, property and personal injuries. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and other substances, which could affect our business.

Furthermore, in response to seismic events in the past several years near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, federal and some state agencies are investigating whether such wells have caused or contributed to increased seismic activity, and some states have restricted, suspended, or shut down the use of disposal wells within the vicinity of seismic events. In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells.

We currently operate in the states of New Mexico and Texas, where the New Mexico Oil Conservation Division (the “NMOCD”) and the Texas Railroad Commission (the “TRC”), respectively, have the authority to regulate disposal activity, including the authority to address seismic activity in their respective states. For example, the TRC requires applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone, or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The TRC has used this authority to deny permits for certain waste disposal wells.

Most recently, in 2021, the NMOCD and TRC created Seismic Response Areas (“SRAs”) with action plans to address seismic activity as further discussed below.

New Mexico

The NMOCD recently implemented a Seismic Response Protocol, which outlined certain reporting and curtailment requirements for operators in SRAs to follow in response to seismic events based on the magnitude and proximity to the event. The NMOCD also created the Hat Mesa SRA in Northern Lea County, New Mexico in response to a seismic event that occurred in that area in the fourth quarter of 2021. The Hat Mesa SRA and associated Seismic Response Protocol resulted in additional reporting requirements, including more frequent reporting with daily injection volume and pressure data for operators within 10 miles of the seismic event, and the reduction of monthly injection volumes for wells within six miles of the seismic event. According to the NMOCD, the curtailment will be for a minimum of six months. We currently operate four wells in the Hat Mesa SRA that are subject to the new protocol and we have partially curtailed injection in one of the wells by approximately 19 kbwpd. However, to-date we have not had an operational impact on gathering volumes. We are also required to submit daily injection and pressure volumes on a weekly reporting basis.

Texas

The TRC established the Gardendale SRA in September 2021, the North Culberson-Reeves SRA in October 2021 and the Stanton SRA in January 2022.

The Gardendale SRA is located in northwest Midland County and parts of neighboring Ector, Martin and Andrews Counties. The TRC issued a response in December 2021 to 14 operators of 33 deep interval disposal wells suspending all disposal well permits injecting into deep strata, defined as formations below the base of the Wolfcamp formation. We currently operate two deep injection wells and hold one deep injection well permit within the Gardendale SRA. We requested a hearing to continue to operate our wells and have been granted approval to recomplete our deep wells to shallow injection intervals. We have curtailed one well by approximately 3 kbwpd.

The Northern Culberson-Reeves SRA is located approximately 15 miles south of our operations in Northern Culberson County, Texas. None of our wells were included within the Northern Culberson-Reeves SRA.

The Stanton SRA is located in Martin County and the western portion of Howard County. The TRC has given the industry 90 days to provide an Industry Led Response Plan to the TRC. Meanwhile, the TRC provided an alternative response plan which could curtail injection volumes for wells within 10 km of the SRA after the 90 days, absent an agreed upon Industry Led Response Plan. We currently operate one deep and one shallow disposal well within the Stanton SRA.

See Part I, Item 1A. Risk Factors ─ Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to recycle or handle produced water gathered from our E&P customers and, accordingly, could have a material adverse effect on our business.

See also Part II, Item 7. Management’s Discussion and Analysis of Results of Operations ─ Recent Developments – Induced Seismicity for a discussion of the impact on our business.

Hydraulic fracturing activities. Hydraulic fracturing involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal agencies that have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing.

Additionally, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. In January 2021, President Biden signed an executive order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. Following that executive order, the acting Secretary of the Interior issued an order imposing a 60-day pause on the issuance of new leases, permits and right-of-way grants for oil and gas drilling on federal lands, unless approved by senior officials at the Department of the Interior. In March 2021, prior to the expiration of the Secretary of the Interior’s order, President Biden announced that career staff at the Department of the Interior would resume processing oil and gas drilling permits. In June 2021, a federal judge for the U.S. District Court of the Western District of Louisiana issued a nationwide preliminary injunction against the pause of oil and natural gas leasing on public lands or in offshore waters while litigation challenging that aspect of the executive order is ongoing. The full impact of these federal actions remains unclear, and if other restrictions or prohibitions become effective in the future, they could have an adverse impact on our business, financial condition, results of operations and cash flows. Some state and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. In recent years, for example, various bills have been introduced in the New Mexico Senate to place a moratorium on hydraulic fracturing.

In the event that new federal, state or local restrictions or bans on the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such requirements that may be significant in nature and our customers could experience added restrictions, delays or cancellations in their exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from the current standard of 75 parts per million to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone.

Climate Change. Climate change continues to attract considerable public, political and scientific attention. As a result, numerous regulatory initiatives have been enacted, and are likely to continue to be developed, at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. At the federal level, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA began adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. In November 2021, the EPA also proposed New Source Performance Standards updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry.

President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is expected that new executive orders, regulatory action and/or legislation targeting GHG emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. The Biden Administration, for example, reentered the United States into the Paris Agreement in February 2021. In addition, the Biden Administration has already issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero GHG emissions by or before midcentury is a critical priority, affirmed the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, and eliminated fossil fuel subsidies, among other measures. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its GHG emissions by 50-52% from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing or tracking GHG emissions. In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in GHG emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. Pursuant to that executive order, in 2020, the New Mexico Oil Conservation Division and New Mexico Environment Department proposed certain rules regarding the reduction of natural gas waste and the control of emissions. Those proposed rules, if implemented, would include, among other things, requirements that upstream and midstream operators reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. Similar efforts have been made in the New Mexico state legislature, including a 2021 bill that would set GHG emission reduction goals.

Many states have also established or begin participating in GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

Endangered Species. The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”) and Bald and Golden Eagle Protection Act (“BGEPA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA or BGEPA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the USFWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. For example, on June 1, 2021, USFWS proposed two distinct population segments of the lesser prairie-chicken under the ESA. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The USFWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Chemical Safety. We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as TSCA in the U.S. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Frank R. Lautenberg Chemical Safety for the 21st Century Act (the “Lautenberg Act”), which substantially revised TSCA. Amongst other items, the Lautenberg Act eliminated the cost-benefit approach to analyzing chemical safety concerns with a health-based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. Although it is not possible at this time to predict how EPA will implement and interpret the new provisions of the Lautenberg Act, or how legislation or new regulations that may be adopted pursuant to these regulatory and legislative efforts would impact our business, any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

Furthermore, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. These concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in environmental, health and safety regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

Occupational Safety and Health and other legal requirements. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA’s hazard communication standard, the EPA’s Emergency Planning and Community Right-to-Know Act and comparable state regulations and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements.

Item 1A. Risk Factors

Described below are certain risks that we believe are applicable to our business. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. If any of these risks were to occur, our business, financial condition, results of operations or liquidity and the trading price of our Class A common stock could be materially adversely affected.

Risks Related to Our Business

Our business depends on capital spending by the oil and gas industry in the Permian Basin and reductions in capital spending as a result of the spread of COVID-19 or otherwise could have a material adverse effect on our liquidity, results of operations and financial condition.

Demand for our services is directly affected by current and anticipated oil and natural gas prices and related capital spending by our customers to explore for, develop and produce oil and gas in the Permian Basin. Our Produced Water Handling revenues are substantially dependent upon oil, natural gas and natural gas liquids (“NGL”) production from our customers’ upstream activity. Our Water Solutions revenues are substantially dependent upon the number of wells drilled and completed by our customers and the amount of water used in completing each well. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that our customers will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and our customers have the ability to reduce or curtail such development at their discretion. Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile, particularly in light of the impacts of the COVID-19 pandemic. Prices are also impact by decisions made by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia to either increase or cut production of oil and gas.

During the year ended December 31, 2021, the average West Texas Intermediate (“WTI”) spot price was $67.99, versus an average price of $39.16 for the year ended December 31, 2020. While oil prices have improved since their lows in April 2020, the continued impact of the COVID-19 pandemic and world conflict events and the associated impacts to oil demand will result in continued uncertainty around the near-term price of oil.

If oil and gas prices decline, our customers may further reduce their exploration, development and production activities and demand lower rates for our services or delay, modify, or terminate their use of our services.

Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. Even in an environment of stronger oil and gas prices, fewer oil and gas completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results, as they did in 2020 and may do so in the future. If our customers fail to maintain or increase their capital spending and demand for our services, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which negatively impacts the demand for our services;
●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges resulting from limited worksite access, remote work arrangements, performance of contracts and supply chain disruption;
●	recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 pandemic;
●	actions by the members of OPEC plus the countries of Azerbaijan, Bahrain, Brunei, Kazakhstan, Malaysia, Mexico, Oman, Russia, South Sudan and Sudan (“OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	governmental regulations, including environmental restrictions and the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	federal and state regulators responses to induced seismicity;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves and the availability of commercially viable geographic areas in which to explore and produce crude oil and natural gas;

●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.

The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, may cause disruptions to our business and operational plans, which may include (i) shortages of qualified employees in a given area, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 pandemic, (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns or access restrictions, to ensure the safety of employees, and (vi) reductions, delays or cancellations of planned operations by our customers. Additionally, these disruptions could negatively impact our financial results.

Further, the effects of the COVID-19 pandemic and concerns regarding its global spread have negatively impacted the global economy, reduced global oil demand, disrupted global supply chains and created significant volatility and disruption of financial and commodities markets, which could lead to our customers curtailing existing production due to lack of downstream demand or storage capacity as well as reducing or eliminating the number of wells completed in the near to medium term. Additionally, a significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, “stay-at-home” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and general mobility, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

If oil prices or natural gas prices remain volatile or were to decline, the demand for our services could be adversely affected.

The volume of water we process is driven in large part by the level of crude oil production, which is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. If oil prices or natural gas prices decline, or if completions activity is reduced, the demand for our services and our results of operations could be materially and adversely affected. In addition, one of our significant customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI; therefore, a portion of our revenue is directly exposed to fluctuations in the price of crude oil.

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. During 2021, WTI prices ranged from a low of $47.47 to a high of $85.64 per barrel. If the prices of oil and natural gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

The crude oil and natural gas production industry tends to run in cycles and may, at any time, cycle into a downturn; if that occurs, the rate at which it returns to former levels, if ever, will be uncertain. Prior adverse changes in the global economic environment and capital markets and declines in prices for crude oil and natural gas have caused many customers to reduce capital budgets for future periods and have caused decreased demand for crude oil and natural gas. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause customers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs and other discretionary spending, which could result in a reduction in business opportunities and demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to satisfy their contractual commitments, including to us, which could materially and adversely affect our results of operation. These unprecedented conditions also make it more difficult for us to forecast future results.

We operate in a highly competitive industry, which may intensify as our competitors expand their water supply, produced water recycling, and produced water handling operations, thereby causing us to lose market share, and which could negatively affect our ability to expand our operations.

The Produced Water Handling and Water Solutions businesses are highly competitive and include numerous companies capable of competing effectively in our markets on a local basis. In our Water Solutions business, we compete with landowners, water supply and transfer companies, and companies who engage in the sale or treatment of produced water. Our Produced Water Handling business is in direct and indirect competition with other businesses, including water handling and other produced water treatment businesses. Some of our larger diversified competitors have a similarly broad geographic scope, as well as greater financial and other resources than us, while others focus on specific basins only and may have locally competitive cost efficiencies as a result.

Additionally, there may be new companies that enter the water solutions business, or our existing and potential customers may develop their own water solutions businesses. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to effectively compete. If our existing and potential customers develop their own water solutions businesses, we may not be able to effectively replace that revenue. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

The oil and gas industry is intensely competitive, and in certain businesses we compete with other companies that have greater resources than us. Many of our larger competitors provide a broader base of services on a regional, national or worldwide basis. These companies may have a greater ability to continue providing water infrastructure services during periods of low commodity prices, to contract for equipment, to secure trained personnel, to secure contracts, permits and rights-of-way and to absorb the burden of present and future federal, state, provincial, local and other laws and regulations (as applicable). Any inability to compete effectively with larger companies could have a material adverse impact on our financial condition and results of operations.

Growing our business by constructing new transportation systems and facilities subjects us to construction risks and risks that supplies for such systems and facilities will not be available upon completion thereof.

One of the ways we intend to grow our business is through the construction of expansions to our systems and/or the construction of new produced water pipelines, treatment facilities and water handling facilities. These expansion projects require the expenditure of significant amounts of capital, which may exceed our resources, and involve numerous regulatory, environmental, political and legal uncertainties, including political opposition by landowners, environmental activists and others. There can be no assurance that we will complete these projects on schedule, or at all, or at the budgeted cost. We could encounter technical difficulties during the drilling of a disposal well leading to a reduction in capacity or a shorter useful life. Our revenues may not increase upon the expenditure of funds on a particular project. Moreover, we may undertake expansion projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. As a result, our new facilities and infrastructure may not be able to attract enough demand for our services to achieve our expected investment return, which could materially and adversely affect our consolidated results of operations and financial position.

We may face opposition to the operation of our water pipelines and facilities from various groups.

We may face opposition to the operation of our water pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property and provide us with sufficient temporary space to allow us to conduct repairs. One or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

The fees charged to customers under our agreements for the gathering, transportation or handling of produced water may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. For example, beginning in 2021, the United States has been experiencing a period of cost and wage inflation, as evidenced by increases in the CPI, and inflation is expected to continue in 2022. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of produced water is curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs, or if any customer suspends or terminates its contracts with us, our profitability could be materially affected.

The ability to attract and retain key members of management, qualified Board members and other key personnel is critical to the success of our business and may be challenging.

Our success will depend to a large extent upon the efforts and abilities of our senior management team and having experienced individuals serving on our Board who are also knowledgeable about our operations and our industry. The success of our business also depends on other key personnel. The ability to attract and retain these key personnel may be difficult in light of the volatility of our business. Acquiring and keeping personnel could prove more difficult or cost substantially more than estimated. These factors could cause us to incur greater costs or prevent us from pursuing our business strategy as quickly as we would otherwise wish to do. If executives or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them adequately or in a timely manner and we could experience significant declines in productivity.

Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could have a material adverse effect on our liquidity, results of operations and financial condition.

We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility, pronounced declines in drilling and completions activity, as well as the demanding nature of the work, many workers have left the oilfield services sector to pursue employment in different fields. If we are unable to retain or meet the growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

Constraints in the supply of equipment used in providing services to our customers and replacement parts for such could affect our ability to execute our growth strategies.

Equipment used in providing services to our customers is normally readily available. Market conditions could trigger constraints in the supply chain of certain equipment or replacement parts for such equipment, which could have a material adverse effect on our business.

The growth of our business through acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.

As a component of our business strategy, we intend to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including:

●	unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of the acquired business, including but not limited to environmental liabilities;
●	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
●	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business;
●	potential losses of key employees and customers of the acquired business;
●	risks of entering markets in which we have limited prior experience; and

●	increases in our expenses and working capital requirements.

In evaluating acquisitions, we generally prepare one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions. Realization of many of the assumptions will be beyond our control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period. Some acquisitions may not be accretive in the near term and will be accretive in the long-term only if we are able to timely and effectively integrate the underlying assets and such assets perform at or near the levels anticipated in our acquisition projections.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources. Our failure to successfully incorporate the acquired business and assets into our existing operations or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

In addition, we may not have sufficient capital resources to complete any additional acquisitions. We may incur substantial indebtedness to finance future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing equity holders. Furthermore, we may not be able to obtain additional financing on satisfactory terms. Even if we have access to the necessary capital, we may be unable to continue to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

Our operations are subject to inherent risks in the oil and gas industry, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents and releases of produced water into the environment. These conditions can cause:

●	disruption in operations;
●	substantial repair, workover or remediation costs;
●	technical difficulties encountered during disposal well drilling activities that require significant incremental capital expenditure or that render the well unfit for future service;
●	personal injury or loss of human life;
●	significant damage to or destruction of property, plant and equipment;
●	environmental pollution, including groundwater contamination;
●	impairment or suspension of operations; and
●	substantial revenue loss.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. Any interruption in our services due to pipeline breakdowns or necessary maintenance, workovers or repairs could reduce sales revenues and earnings. In addition, variability of maintenance, workover or repair expense could have a significant negative impact on our gross margin and earnings. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.

There is uncertainty related to the future profitability of the oil and natural gas industry broadly.

Although we are not directly engaged in the extraction of oil and natural gas, produced water is a natural byproduct of crude oil and natural gas production. The negative sentiment toward the oil and natural gas industry compared to other industries has led to lower oil and gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environment considerations. Many political and regulatory authorities, along with certain financing sources and well-funded environmental activist groups, are devoting substantial resources and efforts to minimize or eliminate the use of oil and natural gas as a source of electricity, domestically and internationally, thereby reducing the demand and pricing for ancillary services and potentially materially and adversely impacting our future financial results, liquidity, ability to raise capital and growth prospects. Additionally, we may announce various sustainability or other ESG related targets that are ambitious and we may not be able to meet such targets in the manner or on the timeline as initially contemplated. Regardless of our reporting regime or content, certain investors and organizations may publish ratings or views on our sustainability or other ESG efforts or disclosures that are not favorable. This could limit our access to capital, impair our ability to attract talent, and have an adverse impact on our business.

Concerns about the environmental impacts of the oil and natural gas industry, including impacts on global climate, are resulting in increased regulation of GHG emissions, unfavorable lending policies toward the financing of oil and natural gas operations and divestment efforts affecting the industry and the investment community, which could adversely affect demand for our services. In addition, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits brought by public and private entities against oil and natural gas operators. If any of our customers are targeted by any such litigation and incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to our causation of or contribution to the asserted damage or to other mitigating factors, demand for our services could be adversely affected.

A loss of one or more significant customers could materially or adversely affect our results of operations.

We expect to continue to depend on key customers to support our revenues for the foreseeable future. During times when the oil and natural gas markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. Our five largest customers for the year ended December 31, 2021 represented approximately 74% of our revenues. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations.

Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us.

ConocoPhillips is our largest customer, is a significant shareholder in us and is expected to play a significant role in our success. Accordingly, we are indirectly subject to the business risks of ConocoPhillips. Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us. For the year ended December 31, 2021, ConocoPhillips and its affiliates accounted for approximately 46% of our total consolidated revenues. As of December 31, 2021, ConocoPhillips and its affiliates accounted for approximately 37% of our accounts receivable.

Our lack of diversification increases the risk of an investment in us and we are vulnerable to risks associated with operating primarily in one geographic area.

All of our operations are in the Permian Basin in Texas and New Mexico, making us vulnerable to risks associated with operating in one geographic area. Due to the concentrated nature of our business activities, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that are more diversified. In particular, we may be disproportionately exposed to the impact of regional supply and demand factors, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, water shortages or other drought related conditions. Such delays or interruptions could have a material adverse effect on our financial condition, results of operations and cash flows.

Seasonal weather conditions and natural or man-made disasters could severely disrupt normal operations and have an adverse effect on our business, financial position and results of operations.

We operate in the Permian Basin which may be adversely affected by seasonal weather conditions and natural or man-made disasters. In recent months, numerous earthquakes ranging from sub-2.0 magnitude to 3.7 magnitude have been recorded in or near Midland, Texas. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds and tornados or after other natural disasters such as earthquakes or wildfires, we may be unable to access our assets and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. In addition, hurricanes or other severe weather in the Gulf Coast region could seriously disrupt the supply of products and cause serious shortages in various areas, including the areas in which we operate. Such disruptions could potentially have a material adverse impact on our business, consolidated financial position, results of operations and cash flows.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. In particular, we have entered into a water gathering and handling agreement with ConocoPhillips, which owned approximately 41% of our Class B common stock and a 24% interest in Solaris LLC (representing approximately 24% of our combined economic interest and voting power), as of December 31, 2021. In addition, a member of our Board of Directors is affiliated with ConocoPhillips. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition. While the indenture that governs our Senior Sustainability-Linked Notes due 2026 places restrictions on our ability to transact with ConocoPhillips, those restrictions are subject to significant exceptions.

The default by customers and counterparties could adversely affect our business, financial condition, and results of operations.

The deterioration in the financial condition of one or more of our significant customers or counterparties could result in their failure to perform under the terms of their agreement with us or default in the payment owed to us. Our customers and counterparties include crude oil and natural gas producers, equipment suppliers and groundwater suppliers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. Additionally, we depend on a limited number of customers for a significant portion of our revenues. In 2021, approximately 74% of our total consolidated revenues was generated from five of our customers, of which ConocoPhillips accounted for approximately 46% of total consolidated revenues. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. While we have credit approval procedures and policies in place, we are unable to completely eliminate the performance and credit risk to us associated with doing business with these parties. In a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. The deterioration in the creditworthiness of our customers and the resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivables or tangible and intangible assets. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may not be able to keep pace with technological developments in our industry.

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial cost. In addition, other water companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, results of operations and cash flows could be adversely affected.

We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets.

We may be required to take a write-down of the carrying value of goodwill.

We conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. We may use a combination of the income approach and the market approach to determine the fair value of a reporting unit. The fair value of goodwill may be based on estimates and assumptions applied by us such as revenue growth rates, gross margins, weighted average costs of capital, market multiples, and future market conditions and is affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill.

We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. We identified a material weakness in our internal control over financial reporting as of December 31, 2020 caused by the misapplication of accounting principles related to the estimate of amortization in connection with our intangible assets. We have taken steps to remediate this material weakness and have implemented additional controls around identifying and determining the appropriate amount of amortization to record in connection with intangible assets. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

Although we took steps to remediate the material weakness and the error amount was fully reflected and adjusted in our 2020 year-end financial statements, we can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to design, implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. See Risks Related to the Ownership of Our Class A Common Stock—The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Our debt instruments have restrictive covenants that could limit our financial flexibility.

Our Credit Facility and the indenture that governs our Notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our Credit Facility and the indenture that governs our Notes include other restrictions that, among other things limit our ability to:

●	incur indebtedness;
●	grant liens;
●	engage in mergers, consolidations and liquidations;
●	make asset dispositions, restricted payments and investments;
●	enter into transactions with affiliates; and
●	amend, modify or prepay certain indebtedness.

Our business plan and our compliance with these covenants are based on a number of assumptions, the most important of which is relatively stable oil and gas production, including our customers’ planned development and production activity remaining consistent with their communications with us, relatively predictable costs for our capital improvements, a materially consistent legal and regulatory environment, and increased demand for recycled water along with margin improvements. The significant deterioration of oil and gas production or our customers’ development activity from current levels, higher capital expenditures or reduced recycling and higher operating costs could lead to lower revenues, cash flows and earnings, which in turn could lead to a default under certain financial covenants contained in the Credit Facility. Our leverage may also make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Debt Agreements.

Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general corporate requirements, future acquisitions, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Other companies with which we compete may have greater liquidity, more unencumbered assets, less indebtedness, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, or greater potential for profitability than we do.

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water handling, sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2021 and 2020, cash capital expenditures were $74.7 million and $139.6 million, respectively. Historically, we have financed these investments through cash flows from operations, external borrowings and equity capital contributions. These sources of capital may not be available to us in the future. The inability to obtain additional financing to operate our business or capitalize on business opportunities, whether because of the restrictions set forth above or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes.

Our business is difficult to evaluate because we have a limited operating history.

We were formed in May 2021 and do not have historical financial operating results. For purposes of this Annual Report on Form 10-K, our accounting predecessor is Solaris LLC, which was formed in November 2015. Except as expressly noted otherwise, our historical financial information and operational data described in this Annual Report is that of Solaris LLC and its consolidated subsidiaries. As a result, there is only limited historical financial and operating information available upon which to base an evaluation of our performance.

Risks Related to Our Legal and Regulatory Environment

Restrictions on the ability to procure water or changes in water sourcing requirements could decrease the demand for our services.

Our business includes water transfer for use in our customers’ oil and gas E&P activities. Our access to the water we supply may be limited due to reasons such as prolonged drought or our inability to acquire or maintain water sourcing permits or other rights. In addition, some state and local governmental authorities have begun to monitor or restrict the use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply. For instance, some states require E&P companies to report certain information regarding the water they use for hydraulic fracturing and to monitor the quality of groundwater surrounding some wells stimulated by hydraulic fracturing. Any such decrease in the availability of water, or demand for water services, could adversely affect our business and results of operations.

Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to recycle or handle produced water gathered from our E&P customers and, accordingly, could have a material adverse effect on our business.

Recent seismic events in the U.S. near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, including recent seismic events occurring in the Permian Basin near Midland, Texas, have led to concerns of the public or governmental authorities regarding disposal activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States have issued orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation that limits or prohibits oil and natural gas activities utilizing injection wells for produced water disposal.

We currently operate in the states of New Mexico and Texas, where the NMOCD and TRC have recently addressed seismic activity in their respective states by curtailing injected volumes and/or suspending certain permits for disposal wells injecting into deep strata. See Items 1. and 2. Business and Properties ─ Regulation ─ Environmental and Occupational Safety and Health Matters ─ Water handling facilities and induced seismicity for recent changes in regulations.

We currently operate wells in the SRAs in Texas and New Mexico. Should the TRC take additional action in the existing SRAs or establish new SRAs near our operations, it could have a significant adverse effect on our business. Additionally, the adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of produced water gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition, and results of operations. See Part II, Item 7.

Management’s Discussion and Analysis of Results of Operations ─ Recent Developments ─ Induced Seismicity for a discussion of the impact on our business.

Additional potential consequences of seismic activity are lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition to oil and gas activities utilizing injection wells for waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to recycle or handle produced water gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, or our inability to serve our customers as required by our contracts, could result in asset impairment and could have a material adverse effect on our business, financial condition and results of operations.

In the future we may face increased obligations relating to the closing of our produced water handling facilities and may be required to provide an increased level of financial assurance to guarantee the appropriate closure activities occur for a produced water handling facility.

Obtaining a permit to own or operate produced water handling facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water handling facilities or construct additional produced water handling facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water handling facilities. We accrued approximately $6.2 million of asset retirement obligations related to our future closure obligations of our produced water handling facilities as of December 31, 2021. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water handling facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water handling facilities could result in an increase of our operating costs and have a material adverse effect on our business, financial position and results of operations.

Our sales of groundwater and our gathering, handling and recycling of produced water expose us to potential regulatory risks.

There are unique risks associated with recycling and/or handling produced water and the legal requirements related to handling produced water, or the disposal of produced water into a non-producing geologic formation by means of underground injection wells, are subject to change based on concerns of the public or governmental authorities. There remains substantial uncertainty regarding the disposal of produced water by means of underground injection wells, which could result in substantial additional liabilities or costs to us that cannot be predicted. These include liabilities related to the handling, treatment, storage, disposal, transport, release and use of radioactive materials, which could be in produced water received from our oil and nature gas producer customers, and uncertainties regarding the ultimate, and potential exposure to, technical and financial risks associated with modifying or decommissioning produced water handling facilities. Federal or state regulatory agencies could require the shutdown of produced water handling facilities for safety reasons or refuse to permit restart of any facility after unplanned or planned outages. New or amended safety and regulatory requirements may give rise to additional operation and maintenance costs and capital expenditures. Additionally, aging equipment may require more capital expenditures to keep each of these produced water handling facilities operating efficiently or in compliance with applicable laws and regulations. This equipment is also likely to require periodic upgrading and improvement in order to maintain compliance and probability. Although the safety record of produced water handling generally has been very good, accidents and other unforeseen problems have occurred. The consequences of a major incident could be severe and include loss of life and property damage. Any resulting liability from a major environmental or catastrophic incident could exceed our resources, including insurance coverage.

Fuel conservation measures could reduce demand for oil and natural gas which would, in turn, reduce the demand for our services.

Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition and results of operations.

We operate with most of our customers under water gathering agreements and endeavor to allocate potential liabilities and risks between the parties in these agreements. Generally, under our water gathering agreements, including those relating to our services, we assume responsibility for, including control and removal of, pollution or contamination which originates above the surface and from our equipment or services. Our customers generally assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. We may have liability in such cases if we are negligent or commit willful acts. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our operations, their employees are injured or their properties are damaged by such operations unless resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. In addition, our customers generally agree to indemnify us for loss or destruction of customer-owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into a water gathering agreement with terms that vary from the above allocations of risk. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operations.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training and laws. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to engage third-party services. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Further, our ability to attract new customers may be impaired if they elect not to purchase our third-party services because they view our safety record as unacceptable. In addition, it is possible that we will experience numerous or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or add inexperienced personnel.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and the operations of our customers are subject to federal, state and local laws and regulations in the U.S. relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations and the operations of our customers, including the acquisition of permits to take fresh water from surface and underground sources, construct pipelines or containment facilities, drill wells or conduct other regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in the impairment or cancellation of operations, assessment of sanctions, including administrative, civil and criminal penalties, injunctions, reputational damage, the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

Our business activities present risks of incurring significant environmental regulatory compliance costs and liabilities, including costs and liabilities resulting from our handling of byproducts of the oil and natural gas production process, because of air emissions and produced water discharges related to our operations. Our businesses include the operation of recycling facilities and oilfield waste disposal injection wells that pose risks of environmental liability, including leakage or accidental spills from the wells to surface or subsurface soils, surface water or groundwater. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for recycling or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict and/or joint and several liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions (such as environmental contamination) caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition.

Over time, laws and regulations protecting the environment generally have the tendency to become more stringent, potentially leading to material increases in costs for future environmental compliance and remediation. The adoption of any new laws or regulations, amendment of existing laws and regulations, changes in interpretation of legal requirements or increased enforcement could restrict, delay or cancel exploratory or developmental drilling for oil and gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.

Climate change legislation, laws and regulations restricting GHG emissions, promoting the development of alternative sources of energy, prohibiting, restricting, or delaying oil and gas development on public lands, or legal or other action taken by public or private entities related to climate change could force our customers to incur increased capital and operating costs and could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

In recent years, international, federal, state and local governments have taken steps to reduce GHG emissions. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. States in the US have also taken measures to reduce GHG emissions primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

During 2021, the current administration has focused on addressing climate change and is likely to take executive action or support legislation in furtherance of achieving certain GHG emissions goals. In February 2021, the United States rejoined the Paris Agreement. In April 2021, President Biden set a new goal for the United States to achieve a 50-52% reduction from 2005 levels in economy-wide net GHG pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. The adoption of legislation or regulatory programs or other government action to reduce emissions of GHGs or restrict, delay or prohibit oil and gas development on public lands could require our customers and us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements, or prevent us from conducting operations in certain areas. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas our customers produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, results of operations and cash flows.

In addition, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If such climatic events were to occur more frequently or with greater intensity, our customers’ exploration and development activities could be adversely affected, as these events could cause a loss of production from temporary cessation of activity or damaged facilities and equipment. If any such events were to occur, they could have an adverse effect on the demand for our services and our financial condition, results of operations and cash flows. For a more complete discussion of environmental laws and regulations intended to address climate change and their impact on our business and operations, see Items 1. and 2. Business and Properties ─ Regulation ─ Environmental and Occupational Safety and Health Matters.

There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, as well as other stakeholders, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could reduce the demand for our services and interfere with our customers’ business activities and operations.

A portion of our customers’ oil and gas leases are granted by the federal government. To the extent such leases are suspended or terminated, or we or our customers are unable to obtain permits or right-of-way grants required for operations on such leases, our operations could be materially affected.

A portion of our customers’ leases in New Mexico are granted by the federal government and administered by the Bureau of Land Management (“BLM”), a federal agency. Operations conducted by us and our customers on federal oil and gas leases must comply with numerous additional statutory and regulatory restrictions, including permitting obligations. In addition, the U.S. Department of the Interior (via various of its agencies, including the BLM and the Office of Natural Resources Revenue) has certain authority over our activities on federal and tribal lands. These leases contain relatively standardized terms requiring compliance with detailed regulations. Under certain circumstances, the BLM may require operations on federal leases to be suspended or terminated or may deny permits or right-of-way grants required for operations on such leases. Any such suspension or termination, or inability to obtain required permits or right-of-way grants, could materially and adversely affect our interests.

Additionally, as noted above, the Biden Administration has taken several actions to curtail oil and gas activities on federal lands, including, for example, taking a pause on new oil and natural gas leases on public lands or in offshore waters. Although the Department of the Interior has resumed processing oil and gas drilling permits, we cannot guarantee that further action will not be taken that could curtail or limit oil and gas development on federal land.

Federal state and local legislation and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions, delays or cancellations in the drilling and completion of oil and gas wells that may reduce demand for our services and could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

We do not conduct hydraulic fracturing operations, but many of our customers’ crude oil and natural gas production operations require hydraulic fracturing as part of the well completion process. Hydraulic fracturing involves the injection of water, sand or other propping agents and chemicals under pressure into rock formations to stimulate oil and gas production. Although certain aspects of hydraulic fracturing operations, including the use of diesel fuel in fracturing fluids, capture of volatile organic compounds released during hydraulic fracturing and discharge of wastewater, are subject to current guidance or regulation, Congress has not adopted legislation to provide for federal regulation of hydraulic fracturing; however, President Biden could seek to pursue legislative, regulatory or executive initiatives that restrict hydraulic fracturing activities on federal lands.

In addition, a number of states and local regulatory authorities and federal politicians are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans/moratoria on drilling that effectively prohibit further production of oil and gas through the use of hydraulic fracturing or similar operations.

The adoption of new laws or regulations imposing reporting or operational obligations on, or otherwise limiting or prohibiting, the hydraulic fracturing process could make it more difficult for our customers to complete oil and gas wells in unconventional plays. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, hydraulic fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in cost, which could adversely affect the demand for our services and results of operations.

Restrictions on drilling and related activities intended to protect certain species of wildlife or their habitat may adversely affect our customers’ ability to conduct drilling and related activities in some of the areas where we operate.

Various federal and state statutes prohibit certain actions that harm endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the MBTA, the BGEPA, the CWA, CERCLA and the OPA. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit our customers’ land access or oil and gas development. If adverse impact to species or damages to wetlands, habitat or natural resources occur or may occur as result of our or our customers’ activities, government entities or, at times, private parties may act to prevent such activities or seek damages for harm to species, habitat or natural resources resulting from our activities or our customers’ drilling, construction or releases of oil, wastes, hazardous substances or other regulated materials, which could reduce the demand for our services.

For example, there have been repeated calls for the USFWS to list the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of Southeastern New Mexico and adjacent portions of Texas, including areas where we operate. Similar calls have been made for the lesser prairie-chicken, which can also be found in areas where we operate and was a candidate species for listing under the ESA by the USFWS for many years.

Although the dunes sagebrush lizard and lesser prairie-chicken have not yet been listed under the ESA, to the extent these or other species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our assets and operations are located, operations in those areas could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Our operations and the operations of our oil and gas producing customers typically require that we and our customers obtain and maintain a number of permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundments tanks, and construct and operate pipelines, handling facilities and recycling facilities. Many of these permits require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. As of December 31, 2021, we had permits for (i) 234 miles of pipelines, (ii) 49 produced water handling facilities and (iii) seven recycling facilities that, in each case, have not been constructed. We may not be able to achieve commercial operations on any particular permitted site. A decision by a governmental agency to deny or delay the renewal of any of these permits or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect our ability to initiate or complete construction of any of these pipelines or facilities and we can provide no assurance that we will complete these projects on schedule, or at all. Additionally, these permits were issued pursuant to existing laws and regulations that are subject to change, which could result in the imposition of more stringent requirements and impair our ability to initiate or complete the construction of these pipelines and facilities.

In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas of the U.S. may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.

Risks Related to the Ownership of Our Class A Common Stock

We are a holding company. Our sole material asset is our equity interest in Solaris LLC and we are accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in Solaris LLC. See Items 1. and 2. Business and Property ─ Initial Public Offering ─ Corporate Reorganization. We have no independent means of generating revenue. To the extent Solaris LLC has available cash, we intend to cause Solaris LLC to make (i) generally pro rata advance distributions to Aris Inc. in an amount at least sufficient to allow us to pay our taxes, (ii) non-pro rata advance distributions to allow us to make payments under the Tax Receivable Agreement we have entered into with the TRA Holders and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions and (iii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of the credit facility, the indenture governing the Notes or any future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Moreover, because we have no independent means of generating revenue, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of Solaris LLC to make distributions to us in an amount sufficient to cover our obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of Solaris LLC’s subsidiaries to make distributions to it. The ability of Solaris LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Solaris LLC or its subsidiaries and/other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a result of our recent IPO, we became a public company, and, as such, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements may occupy a significant amount of time of our Board and management and significantly increase our costs and expenses. We need to continue our efforts to:

●	institute a more comprehensive compliance function;
●	comply with rules promulgated by the NYSE;
●	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
●	establish new internal policies, such as those relating to insider trading; and
●	involve and retain to a greater degree outside counsel and accountants in the above activities.

Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act for our fiscal year ending December 31, 2022, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the fiscal year ending December 31, 2026. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

In addition, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements if adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company up until the last day of the fiscal year following the fifth anniversary of our Offering, or such earlier time that we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates (and have been a public company for at least 12 months), or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, there will be less information available about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our Class A common stock to be less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Our principal stockholders collectively hold a substantial portion of the voting power of our common stock.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. As of December 31, 2021, the Legacy Owners of Solaris LLC own 100% of our Class B common stock equating to a 59% economic and voting power interest in Solaris LLC of which, (i) ConocoPhillips owns approximately 41% of our Class B common stock and an approximate 24% economic interest and voting power and (ii) Yorktown Energy Partners XI, L.P. (“Yorktown”) owns approximately 33% of our Class B common stock and an approximate19% economic interest and voting power.

Although the owners of our Class B common stock are entitled to act separately in their own respective interests with respect to their ownership in us, if they choose to act in concert, they will together have the ability to strongly influence all matters requiring stockholder approval, including mergers and other material transactions, as well as the composition of our Board or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

In addition, we entered into a director nomination agreement with affiliates of ConocoPhillips and Yorktown in connection with the closing of the IPO. The director nomination agreement provided such holders with the right, but not the obligation, to nominate directors for election to our Board as follows: (i) ConocoPhillips has the right to nominate one nominee for election to our Board for so long as ConocoPhillips and its affiliates beneficially own at least 12.5% of the voting power of our common stock and such nominee will be a Class III director and (ii) Yorktown has the right to nominate one nominee for election to our Board for so long as Yorktown and its affiliates beneficially own at least 12.5% of the voting power of our common stock and such nominee will be a Class I director. In addition, each of ConocoPhillips and Yorktown are entitled to designate the successor for its respective Board designee whose Board service terminates prior to the end of the director’s term. The rights of each of ConocoPhillips and Yorktown will terminate on the date when such holder ceases to beneficially own at least 12.5% of the voting power of our common stock (or earlier upon written notice by such holder agreeing to terminate its rights under the agreement).

So long as the owners of our Class B common stock continue to control a significant amount of our common stock, each will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of the owners of our Class B common stock may differ or conflict with the interests of our other stockholders. In addition, certain of the owners of our Class B common stock and their respective affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Such owners of our Class B common stock and their respective affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our directors hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

Certain Designated Parties are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such Designated Parties and their respective affiliates to benefit from corporate opportunities that might otherwise be available to us.

Our governing documents provide that Yorktown and COG Operating LLC, a wholly-owned subsidiary of ConocoPhillips, and their respective interests in other entities and affiliates (collectively, the “Designated Parties”) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us.

In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:

●	permits such Designated Parties to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
●	provides that if such Designated Parties, or any employee, partner, member, manager, officer or director of such Designated Parties who is also one of our directors, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

The Designated Parties may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue.

Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their shares.

Our amended and restated certificate of incorporation authorizes our Board to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our Board elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:

●	dividing our Board into three classes of directors, with each class serving staggered three-year terms;
●	providing that all vacancies, including newly created directorships, shall, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum (prior to such time, vacancies may also be filled by stockholders holding a majority of the outstanding shares);
●	permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;
●	permitting special meetings of our stockholders to be called only by our Board pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;
●	requiring the affirmative vote of the holders of at least 66-2/3% in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any or all of the directors from office at any time, and directors will be removable only for “cause”;
●	prohibiting cumulative voting in the election of directors;
●	establishing advance notice provisions for stockholder proposals and nominations for elections to the Board to be acted upon at meetings of stockholders;
●	requiring the approval of the affirmative vote of the holders of at least 66-2/3% of all then outstanding common stock entitled to vote thereon, voting together as a single class, to amend certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws; and
●	providing that the Board is expressly authorized to adopt, or to alter or repeal our bylaws.

In addition, we are a Delaware corporation and governed by the Delaware General Corporation Law (“DGCL”). In general, Section 203 of the DGCL, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, which person or group is considered an interested stockholder under the DGCL, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. We elected in our certificate of incorporation not to be subject to Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Designated Parties, their affiliates, and their respective successors (other than our company), as well as their direct and indirect transferees, are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions. In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. See – In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we select or consent in writing to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our Company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL) confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice of forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We cannot assure that we will pay any dividends on our Class A common stock. Our indebtedness could limit our ability to pay dividends on our Class A common stock.

Any payment of any future dividends will be at the discretion of our Board, which comprises a majority of independent directors. We do not expect to adopt a written dividend policy. Although our Board declared a dividend of $0.07 per share on our Class A common stock for the fourth quarter of 2021 (which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of the IPO) and a dividend of $0.09 per share for the first quarter of 2022, our Board may determine not to declare any cash dividends in the future. Although our Board may elect to declare cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt, there can be no assurance it will do so. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur, including the Restated Credit Agreement and the indenture that governs our Notes. For more information about these restrictions, see Part II, Item 5. Market for Registrant’s

Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Our Dividend and Distribution Policy.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute ownership in us.

We may sell additional shares of our Class A common stock in future offerings. In addition, subject to certain limitations and exceptions, the Legacy Owners of Solaris LLC units may redeem their Solaris LLC units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. As of December 31, 2021, we had 21,847,831 outstanding shares of Class A common stock and 31,716,104 outstanding shares of Class B common stock. Shares of Class B common stock represented approximately 59% of our total outstanding common stock. All such shares are restricted from immediate resale under the federal securities laws and are subject to the lock-up agreements between such parties and the underwriters. The lock-up agreements will expire on April 19, 2022, and the shares may be sold into the market in the future. Certain of the owners of our Class B shares are party to a registration rights agreement with us that requires us to effect the registration of their shares in certain circumstances no earlier than the expiration of the lock-up period.

We have also filed a registration statement with the SEC on Form S-8 providing for the registration of 5,350,000 shares of our Class A common stock issued or reserved for issuance under our 2021 Equity Incentive Plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock. This impact could be increased to the extent there is a less active trading market for our shares.

Aris Inc. will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.

In connection with the closing of the Offering, Aris Inc. entered into a Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by Aris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Aris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Offering as a result of certain increases in tax basis and deemed interest deductions arising from these payments. Aris Inc. will retain the remaining 15% of these cash savings.

The term of the Tax Receivable Agreement commenced on October 26, 2021 and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers, asset sales, other forms of business combination or other changes of control), and we make the termination payment specified in the Tax Receivable Agreement.

The payment obligations under the Tax Receivable Agreement are Aris Inc.’s obligations and not obligations of Solaris LLC, and we expect that the payments we will be required to make under the Tax Receivable

Agreement will be substantial over the life of the agreement. We could also be required to make a lump-sum payment as discussed in the next risk factor. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increase in tax basis that may result in cash tax savings to Aris Inc. under the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any acquisition or redemption of Solaris LLC units, the price of our Class A common stock at the time of each acquisition or redemption, the extent to which such acquisition or redemption is a taxable transaction, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that give rise to depreciable or amortizable tax basis.

The payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in us. See Items 1. and 2 – Business and Properties – Initial Public Offering – Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the Tax Receivable Agreement terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment (or “early termination payment”). This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (determined by applying a discount rate of one-year London Interbank Offered Rate (“LIBOR”) plus 200 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to utilize any accumulated net operating loss carryforwards in the manner described in the Tax Receivable Agreement) and (ii) any Solaris LLC units (other than those held by Aris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. As of December 31, 2021, we estimate the liability associated with this lump-sum payment would be approximately $193.4 million, discounted. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates.

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control.

See Items 1. and 2 – Business and Properties – Initial Public Offering – Tax Receivable Agreement.

We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.

Under the rules applicable to U.S. federal income tax audits of entities such as limited liability companies that are taxed as partnerships (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) is determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. It is possible that these rules could result in Solaris LLC (or any of its applicable subsidiaries or other entities in which Solaris LLC directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a member of Solaris LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in Solaris LLC (or any of its applicable subsidiaries or other entities in which Solaris LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

Under certain circumstances, Solaris LLC or an entity in which Solaris LLC directly or indirectly invests may be eligible to make an election to cause members of Solaris LLC (or such other entity) to take into account the amount of any tax understatement, including any interest and penalties, in accordance with such member’s share in Solaris LLC in the year under audit. We will decide whether or not to cause Solaris LLC to make this election; however, there are circumstances in which the election may not be available and, in the case of an entity in which Solaris LLC directly or indirectly invests, such decision may be outside of our control. If Solaris LLC or an entity in which Solaris LLC directly or indirectly invests does not make this election, the then-current members of Solaris LLC (including Aris Inc.) could economically bear the burden of the understatement.

If Solaris LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Aris Inc. and Solaris LLC might be subject to potentially significant tax inefficiencies.

We intend to operate such that Solaris LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity like a limited liability company treated as a partnership for tax purposes and the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Solaris LLC units pursuant to certain transfers of Solaris LLC units could cause Solaris LLC to be treated like a publicly traded partnership. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us. If Solaris LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Aris Inc. and Solaris LLC, including as a result of Aris Inc.’s inability to file a consolidated U.S. federal income tax return with Solaris LLC.

Aris depends on distributions from Solaris LLC to pay any dividends, if declared, taxes and other expenses.

We are a holding company and our only business is to act as the managing member of Solaris LLC. We do not have any independent means of generating revenue. We anticipate that Solaris LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax, except as otherwise described above regarding partnership audit rules. Instead, taxable income will be allocated to the members of Solaris LLC. Accordingly, Aris Inc. will be required to pay income taxes on its allocable share of any net taxable income of Solaris LLC. Subject to funds being available for distribution, we intend to cause Solaris LLC to make tax distributions to Aris Inc. in an amount intended to enable Aris Inc. to pay certain applicable taxes. In addition, Solaris LLC will reimburse Aris Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Aris Inc. shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members. To the extent that Aris Inc. needs funds, and Solaris LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Aris Inc.’s ability to pay dividends and taxes and other expenses and affect our liquidity and financial condition.

In certain circumstances, Solaris LLC will be required to make distributions to us and the other members of Solaris LLC, and the distributions that Solaris LLC will be required to make may be substantial.

Solaris LLC is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to members, including Aris Inc. Pursuant to the Solaris LLC operating agreement and subject to funds being available for distribution, Solaris LLC will make tax distributions to Aris Inc. to help Aris Inc. pay taxes on its allocable share of Solaris LLC’s net taxable income. If an advance is made to Aris Inc. to enable it to pay certain applicable taxes, Aris Inc. will use commercially reasonable efforts to cause Solaris LLC to make advance distributions to each of the members of Solaris LLC. The advance distributions, if any, made to the members of Solaris LLC generally will be pro rata based on each member’s ownership of Solaris LLC units, calculated based on the amount distributed to Aris Inc.

Funds used by Solaris LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions Solaris LLC will be required to make may be substantial, and may significantly exceed (as a percentage of Solaris LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated based on the anticipated tax liability of Aris Inc. at the time of each distribution, these payments may significantly exceed the actual tax liability for many of the members of Solaris LLC (including Aris Inc.).

We may receive distributions significantly in excess of our tax liabilities. We may choose to manage these excess distributions through a number of different approaches, including through the payment of dividends to our Class A common stockholders or by applying them to other corporate purposes.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	allocation of expenses to and among different jurisdictions;

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings;

●	changes in tax laws, tax treaties, regulations or interpretations thereof; or

●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local, taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

General Risk Factors

We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer were to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense to us.

The current global economic environment may adversely impact our ability to issue debt. Any economic uncertainty may cause institutional investors to respond to their borrowers by increasing interest rates, enacting tighter lending standards or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. Due to the above-listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.

The risk of terrorism and political unrest in various energy producing regions may adversely affect the economy and the price and availability of oil and natural gas.

The occurrence or threat of terrorist attacks in any of the major energy producing regions of the world or elsewhere, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including continued hostilities in the Middle East, may adversely affect the U.S. and global economies and could result in disruptions in the supply of crude oil and natural gas. Such disruptions could have a material impact on both availability and price of oil and natural gas and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We are subject to cybersecurity attacks on any of our facilities or those of third parties. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our financial results could also be adversely affected if an employee causes our systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our systems. In addition, dependence upon automated systems may further increase the risk related to operational system flaws, and employee tampering or manipulation of those systems will result in losses that are difficult to detect. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber attacks may not be sufficient to cover all the losses we may experience as a result of such cyber attacks.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Part II, Item 8. Financial Statements and Supplementary Data – Note 13. Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds

On October 21, 2021, our registration statement on Form S‑1 (SEC Registration No. 333-259740), as amended through the time of its effectiveness, that we filed with the SEC relating to the initial public offering was declared effective. The Offering did not terminate before all of the shares in the initial public offering that were registered in the registration statement were sold. On October 26, 2021, we closed the initial public offering of 20,297,500 shares of Class A common stock, at a price to the public of $13.00 per share ($12.14 per share net of underwriting discounts and commissions and other issuance costs), which included 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock, resulting in gross proceeds of $263.9 million, or net proceeds of $246.4 million after deducting underwriting discounts and commissions and other issuance costs.

We contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC units. Solaris LLC distributed approximately $213.2 million of the net proceeds to the Legacy Owners of Solaris LLC units as part of the Corporate Reorganization undertaken in connection with the IPO. Solaris LLC retained the remaining $33.2 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

On December 6, 2021, 1,486,396 Solaris LLC units were converted to shares of Aris Inc.’s Class A common stock. On February 28, 2022, an additional 148,087 Solaris LLC units were converted to shares of our Class A common stock.

Class A Common Stock

Our Class A common stock is listed on the NYSE under the symbol “ARIS.” As of February 2, 2022, there were 21,847,831 shares of Class A common stock outstanding.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our Class A common stock is Broadridge Corporate Issuer Solutions, Inc.

Shareholders’ Profile

As of February 25, 2022, the number of holders of record of our Class A common stock was 57. This number does not include stockholders whose shares are held in trust by other entities.

Stock Repurchases

The following table summarizes repurchases of our common stock occurring in fourth quarter 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/2021 - 10/31/2021	-	$-	-	-
11/1/2021 - 11/30/2021	9,081	13.52	-	-
12/1/2021 - 12/31/2021	1,110	10.48	-	-
Total	10,191	$13.19	-	-

(1) Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2021.

Our Dividend and Distribution Policy

Our Board declared a dividend of $0.07 per share (which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of the IPO) on our Class A common stock for the fourth quarter of 2021. Our Board also declared a dividend of $0.09 per share on our Class A common stock for the first quarter of 2022.

Depending on factors deemed relevant by our Board, our Board may elect to declare future cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt. The payment of any future dividends will be at the discretion of our Board from time to time. We have not adopted a written dividend policy. Our Board may determine not to declare any cash dividends in the future. See Part I, Item 1A. Risk Factors ─ We cannot assure that we will pay any dividends on our Class A common stock. Our indebtedness could limit our ability to pay dividends on our Class A common stock. To the extent we pay any cash dividends on our Class A common stock, under the terms of our organizational documents, Solaris LLC will pay an equivalent cash distribution on the Solaris LLC units, and each share of Class A common stock and each Solaris LLC unit will receive the same cash amount.

Our ability to pay any dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Our Restated Credit Agreement generally permits Solaris LLC to pay distributions to us if (i) such distributions are funded using only Available Cash (as defined in the Restated Credit Agreement), (ii) Solaris LLC’s leverage ratio (calculated pursuant to the terms of the Restated Credit Agreement) is less than or equal to 3.75 to 1.00 on a pro forma basis and (iii) Solaris LLC has liquidity in excess of 15% of the existing commitments under the Restated Credit Agreement. If no loans are outstanding under our Restated Credit Agreement before or after such distribution, the leverage ratio specified in clause (ii) is increased to 4.00 to 1.00 and clause (iii) does not apply.

The indenture that governs our Notes generally permits Solaris LLC to pay distributions to us if Solaris LLC’s Consolidated Leverage Ratio (as defined in such indenture) is less than or equal to 3.50 to 1.00 on a pro forma basis after giving effect to such distribution. In addition, as long as Solaris LLC’s Fixed Charge Coverage Ratio (as defined in the indenture) for the prior four fiscal quarters is not less than 2.00 to 1.00, the indenture permits Solaris LLC to make distributions to us so long as such distribution, together with other distributions, does not exceed a basket amount determined by adding (i) 50% of Solaris LLC’s Consolidated Net Income (as defined in the indenture) taken as one period from January 1, 2021 to the most recently completed fiscal quarter, plus (ii) cash contributions to the equity of Solaris LLC and the fair market value of property acquired with Solaris LLC’s equity interests or contributed to its common equity capital, plus (iii) certain other others items, which basket amount is reduced by distributions made pursuant to the Consolidated Leverage Ratio test described in the immediately prior sentence. Solaris LLC also has the ability under the indenture to make distributions in an amount not in excess of $15.0 million since the date of the indenture. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Debt Agreements.

As the managing member of Solaris LLC, and subject to funds being legally available, we intend to cause Solaris LLC to make (i) generally pro rata advance distributions to us in an amount at least sufficient to allow us to pay taxes, and (ii) non-pro rata advance distributions to allow us to make payments under the Tax Receivable Agreement and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions, and (iii) non-pro rata payments to us to reimburse us for corporate and other overhead expenses. If an advance is made to us to enable us to pay certain applicable taxes, we will use commercially reasonable efforts to cause Solaris LLC to make advance distributions to each of the members of Solaris LLC. The advance distributions, if any, made to the members of Solaris LLC generally will be pro rata based on each member’s ownership of Solaris LLC units, calculated based on the amount distributed to us. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, we will receive a portion of our tax distribution (such portion determined based on the tax rate applicable to us rather than the assumed tax rate on which tax distributions are generally based) before the other members receive any distribution and the balance, if any, of funds available for tax distributions will be distributed to the other members. Holders of our Class B common stock will not be entitled to dividends distributed by us but will share in the distributions made by Solaris LLC on a pro rata basis.

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A common stock, the Russell 2000 and the Alerian MLP Index during the period beginning on October 26, 2021, and ending on December 31, 2021. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A common stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Note that there have been both a less active trading market and a relatively short trading period for our Class A common stock. In addition, on December 6, 2021, 1,486,396 Solaris LLC units were converted to shares of our Class A common stock.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*

Among Aris Water Solutions, Inc, the Russell 2000 Index
and the Alerian MLP Index

$110
$105
$100
$95
$90
$85
$80
10/22/21
10/21
11/21
12/21
Aris Water Solutions, Inc
Russell 2000
Alerian MLP

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our consolidated financial statements as of and for the three years ended December 31, 2021 included in Item 8. Financial Statements and Supplementary Data of this Annual Report. The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements, except as required by law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2021 and 2020. For the comparison of the years ended December 31, 2020 and 2019, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement filed with the SEC under Rule 424(b) under the Securities Act on October 25, 2021.

Initial Public Offering

On October 21, 2021, we announced the pricing of the Offering of 17,650,000 shares of our Class A common stock at a price to the public of $13.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,647,500 shares of our Class A common stock at the public offering price, less underwriting discounts and commissions. On October 22, 2021, the underwriters fully exercised such option to purchase an additional 2,647,500 shares of Class A common stock. The Class A common stock began trading on the NYSE under the ticker symbol “ARIS” on October 22, 2021, and the Offering, including the underwriters’ option, closed on October 26, 2021.

The IPO closing, including the underwriters’ option, resulted in net proceeds of approximately $246.4 million, after deducting underwriting discounts and commissions and other issuance costs. We contributed all the net IPO proceeds to Solaris LLC in exchange for a single class of units in Solaris LLC and shares of our Class B common stock. Solaris LLC distributed approximately $213.2 million of the net proceeds to the Legacy Owners of Solaris LLC units and retained the remaining $33.2 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

On December 6, 2021, 1,486,396 Solaris LLC units were converted to shares of our Class A common stock. As of December 31, 2021, we own approximately 41% of Solaris LLC. On February 28, 2022, an additional 148,087 Solaris LLC units were converted to shares of our Class A common stock.

Our Predecessor and Aris Inc.

Aris Inc. was formed in May 2021 and does not have historical financial operating results. For purposes of this Annual Report, our accounting predecessor is Solaris LLC. Solaris LLC was formed in November 2015. Following our IPO and the transactions related thereto, we became a holding company whose sole material asset consists of Solaris LLC units. We became the managing member of Solaris LLC and are responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and, as a result, consolidate the financial results of Solaris LLC and its subsidiaries. The financial data discussed below reflect the historical results of operations and financial position of Solaris LLC, our predecessor for accounting purposes prior to the date of our IPO closing.

Business Overview

We are a leading, growth-oriented environmental infrastructure and solutions company that directly helps our customers reduce their water and carbon footprints. We deliver full-cycle water handling and recycling solutions that increase the sustainability of energy company operations. Our integrated pipelines and related infrastructure create long-term value by delivering high-capacity, comprehensive produced water management, recycling and supply solutions to operators in the core areas of the Permian Basin.

Year-end Results

Significant financial and operating highlights for the year ended December 31, 2021 include:

●	Increase of approximately 69,000 dedicated acres
●	Total water volumes handled or sold of 947 kbwpd, an increase of 38% from the prior year
●	Recycled produced water volumes sold of 123 kbwpd, an increase of 180% from the prior year
●	Total revenue of $229.3 million, an increase of 34% from the prior year
●	Net loss of $7.0 million which includes a non-cash charge of $28.5 million associated with the abandonment of a saltwater disposal well (“SWD”)

●	Adjusted EBITDA (non-GAAP financial measure) of $120.5 million, an increase of 63% from the prior year
●	Dividend declared on our Class A common stock for the fourth quarter of 2021 of $0.07 per share (which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of the IPO), along with a distribution of $0.07 per unit paid to unit holders of Solaris LLC units

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

General Trends and Outlook

Oil and Gas Market Dynamics

During the year ended December 31, 2021, the average WTI spot price was $67.99 per barrel, representing a significant rebound from $39.16 for the year ended December 31, 2020. With the increase in WTI spot prices, our customers’ investment in new production activities has resumed and we believe that the activity levels of our customers will continue to increase above 2020 levels.

We believe there are several industry trends that continue to provide meaningful support for future growth. Our key customers are allocating new capital to the Permian Basin including acreage where the water sourcing and production is dedicated to us. Additionally, operators continue to increase horizontal lateral lengths which corresponds to increased water sourcing and produced water handling volumes.

Many industry trends such as simultaneous multi-well operations and the trend towards reuse applications of produced water, particularly in the areas of the Permian Basin where we operate, are improving efficiencies and returns and provide us with significant opportunities for both our Produced Water Handling and Water Solutions businesses.

Inflation

During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the CPI, and inflation is expected to continue through 2022. The degree of inflation, and length of time it continues, will be impacted by any steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by adjusting interest rates. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to increase significantly higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

COVID-19 Pandemic

COVID-19 contributed to a significant downturn in oil and gas commodity prices in 2020 and continued to cause significant volatility in 2021. We cannot predict future commodity prices or the impact the pandemic may have on future oil and gas prices. We are not currently experiencing significant disruptions with our workforce due to the pandemic. However, we are experiencing longer lead times when ordering certain equipment which may have an impact on how quickly we can expand our network of pipelines and facilities.

We continue to maintain our focus on safe and reliable performance of our systems, while ensuring the safety of our employees. However, we are unable to predict the future impact of COVID-19, and it is possible that such impact could be negative.

Recent Developments – Induced Seismicity

During the fourth quarter of 2021, our disposal operations in New Mexico and Texas were impacted by state regulator responses to recent seismic events in areas where we operate. In New Mexico, we operate one well which has been partially curtailed due to compliance with the NMOCD’s Seismicity Response Protocol in the Hat Mesa SRA.

In Texas, we operate two deep injection wells and hold one deep injection well permit within the Gardendale SRA where the TRC has recently suspended all active permits to inject oil and gas waste into deep strata. We requested a hearing to continue to operate our wells, and we have been granted approval to recomplete our deep wells to shallow injection intervals.

Due to the integrated nature of our pipeline network and our system-wide redundancy, we have been able to comply with regulator responses to seismic activity, while continuing to provide service to our customers without significant disruption. In addition, we are working with the TRC to amend our injection permits to allow for the recompletion of certain wells to a shallow injection interval.

To date, our compliance with state regulator seismic response actions has not resulted in any material volumetric, revenue or cash flow decreases.

See also:

●	Part I, Items 1. and 2. Business and Properties ─ Regulation ─ Environmental and Occupational Safety and Health Matters ─ Water handling facilities and induced seismicity.
●	See Part I, Item 1.A. Risk Factors ─ Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to recycle or handle produced water gathered from our E&P customers and, accordingly, could have a material adverse effect on our business.

How We Generate Revenue

We manage our business through a single operating segment comprising two primary revenue streams, Produced Water Handling and Water Solutions. Our Produced Water Handling revenues are driven by the volumes of produced water we gather from our customers, and our Water Solutions revenues are driven by the quantities of recycled produced water and groundwater delivered to our customers to support their well completion activities.

Under our contracts with our customers, which are generally subject to periodic index-based adjustments such as CPI, we receive a fixed fee per barrel of produced water received from our customers, which water is either handled or recycled, and a fixed fee per barrel of recycled water or groundwater sold to our customers. In addition, one of our significant customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Costs of Conducting Our Business

Direct Operating Costs

We incur direct operating costs primarily as a function of the number of barrels of water received, handled and treated. The major categories of direct operating costs are landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense, repair and maintenance of facilities, and environmental remediation. We seek to minimize, to the extent appropriate for safe and reliable operations, expenses directly tied to operating and maintaining our assets. Certain expenses, such as workover and repair and maintenance expense, may occur on an irregular basis, resulting in volatility in our operating margin.

General and Administrative Expenses

General and administrative expenses are costs incurred for overhead, including payroll and benefits for our corporate staff, stock-based compensation, costs of maintaining our offices, costs of managing our permitting operations, information technology expenses, insurance, audit and other fees for professional services, and other costs incurred as a result of our becoming a public company.

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

Water Solutions Barrels Sold and Transferred

Our recycled water and groundwater sales are primarily driven by our customers’ oil and gas well completion activities. We continually seek to gain market share and expand our customer base for recycled water and groundwater sales in the Permian Basin. Our access to abundant produced water volumes and the scale of our systems allows us to distribute recycled water for our customers’ completion activities in an efficient, cost effective, and environmentally conscious manner. We define Water Solutions Barrels Sold and Transferred as the total of all recycled water and groundwater barrels sold plus groundwater barrels transferred on behalf of third parties.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; loss on debt modification; stock-based compensation expense; and non-recurring or unusual expenses or charges (including temporary power costs, discussed below, and IPO transaction bonus), less any gains on sale of assets. (See Non-GAAP Financial Measures below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.)

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell and transfer, the fees we charge for such services, and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin plus depreciation, amortization and accretion and temporary power costs. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures. (See Non-GAAP Financial Measures below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measures for each measure.)

We seek to maximize our Adjusted Operating Margin in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, utilities, direct labor costs, chemical costs, workover and repair and maintenance costs, and contract services comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin is incrementally benefited from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs, and reduced power consumption.

Temporary Power Costs

In the past, we constructed assets in advance of permanent grid power infrastructure availability in order to secure long-term produced water handling contracts. As a result, we rented temporary power generation equipment that would not have been necessary if grid power connections had been available. We estimate temporary power costs by taking temporary power and rental expenses incurred during the period and subtracting estimated expenses that would have been incurred during such period had permanent grid power been available. Power infrastructure and permanent power availability rapidly expanded in the Permian Basin in 2020 and the first half of 2021, and, accordingly, we were able to make significant progress in reducing these expenses over that period. By the end of June 2021, all our significant facilities were being supported by permanent power. Beginning in third quarter 2021, we were no longer adjusting for temporary power costs.

We remove temporary power costs when calculating Adjusted Operating Margin to accurately assess long-term profitability and cash flow on a basis consistent with our long-term projections and current operating cost profile.

Factors Affecting the Comparability of Our Results of Operations

Concho Lea County Acquisition

On June 11, 2020, we acquired certain produced water handling and transportation assets in Lea County, New Mexico (the “Lea County Acquisition”) from a wholly owned subsidiary of Concho Resources, Inc. (“Concho”), which was acquired by ConocoPhillips in January 2021. See Item 8. Financial Statements and Supplementary Data ─ Note 4. Acquisitions.

We processed 115,750 and 30,772 barrels per day of produced water volumes associated with the Lea County Acquisition for the years ended December 31, 2021 and 2020, respectively.

Results of Operations

Results of operations were as follows:

(in thousands)	Year Ended December 31,
	2021	2020	2021 vs. 2020
Revenue
Produced Water Handling	$98,486	$90,163	$8,323	9.2%
Produced Water Handling—Affiliates	86,598	51,496	35,102	68.2%
Water Solutions	25,121	14,802	10,319	69.7%
Water Solutions—Affiliates	19,046	15,011	4,035	26.9%
Total Revenue	229,251	171,472	57,779	33.7%
Cost of Revenue
Direct Operating Costs	90,914	95,431	(4,517)	(4.7)%
Depreciation, Amortization and Accretion	60,767	44,027	16,740	38.0%
Total Cost of Revenue	151,681	139,458	12,223	8.8%
Operating Costs and Expenses
Abandoned Well Costs	28,505	—	28,505	N/M
General and Administrative	27,266	18,663	8,603	46.1%
Other Operating Expenses (Income), Net	2,657	5,647	(2,990)	(52.9)%
Total Operating Expenses	58,428	24,310	34,118	140.3%
Operating Income	19,142	7,704	11,438	148.5%
Other Expense
Interest Expense, Net	25,473	7,674	17,799	231.9%
Other	380	—	380	N/M
Total Other Expense	25,853	7,674	18,179	236.9%
Income (Loss) Before Taxes	(6,711)	30	(6,741)	N/A
Income Tax Expense (Benefit)	298	23	275	1195.7%
Net Income (Loss)	$(7,009)	$7	$(7,016)	N/A

N/M = Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle, sell or transfer for our customers. Our volumes for the periods indicated were as follows:

	Year Ended December 31,
	2021	2020
Thousands barrels water per day
Produced Water Handling Volumes	707	570
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	123	44
Groundwater Volumes Sold	73	61
Groundwater Volumes Transferred	44	11
Total Water Solutions Volumes	240	116
Total Volumes	947	686

Per Barrel Operating Metrics
Produced Water Handling Revenue/Barrel	$0.72	$0.68
Water Solutions Revenue/Barrel	$0.50	$0.70
Revenue/Barrel of Total Volumes	$0.66	$0.68
Direct Operating Costs/Barrel	$0.26	$0.38
Adjusted Operating Margin/Barrel (1)	$0.41	$0.36

(1)	See Non-GAAP Financial Measures below.

Revenue

An analysis of revenue is as follows:

	Produced
	Water	Water	Total
(in thousands)	Handling	Solutions	Revenues
Year Ended December 31, 2020	$141,659	$29,813	$171,472
Changes due to:
Increase in Volumes	33,406	31,523	64,929
Increase (Decrease) in Prices	10,019	(17,169)	(7,150)
Year Ended December 31, 2021	$185,084	$44,167	$229,251

Produced Water Handling Revenue

Total Produced Water Handling revenue increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 by $43.4 million, or approximately 31% primarily due to:

●	an overall increase of 137 kbwpd for the year ended December 31, 2021 due to an increase of activity associated with our new and previously contracted long-term acreage dedication agreements, including the ramp up of activities on the Lea County acreage dedication acquired by us in June of 2020,
●	an increase in the weighted average produced water handling price per barrel due to contractual price adjustments, and
●	an increase of $6.5 million in skim oil sales revenue due to higher skim oil volumes and crude oil prices.

Water Solutions Revenue

Water Solutions revenue increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 by $14.4 million, or 48%. The change is primarily due to:

●	an overall increase of 124 kbwpd for the year ended December 31, 2021 primarily due to higher recycling volumes related to the increase in completion activities across the Permian Basin in response to recovering commodity prices, partially offset by,
●	a decrease in the weighted average price for water sold. The decrease in price is attributable to the increase in the amount of recycled water, versus ground water, sold. Although recycled water sales improve our overall profitability, we contract recycled water volumes at lower prices relative to ground water volumes.

Direct Operating Costs

For the year ended December 31, 2021, direct operating costs were $90.9 million compared to $95.4 million for the year ended December 31, 2020, a decrease of $4.5 million, or 5%. The decrease is primarily due to reduced temporary power generation expenses.

On a per barrel basis, direct operating costs per barrel were $0.26 per barrel for the year ended December 31, 2021 compared to $0.38 per barrel for the year ended December 31, 2020. Direct operating costs per barrel improved primarily due to reduced temporary power generation expenses as well as improved labor productivity and increased recycling activities, which have a lower direct operating cost per barrel sold.

All our significant facilities have been on permanent power since the end of June 2021. For the years ended December 31, 2021 and 2020, the estimated incremental impacts of temporary power expenses were $4.3 million and $15.0 million, respectively, or approximately $0.01 and $0.06 per barrel, respectively.

See How We Evaluate Our Results of Operations—Temporary Power Costs for additional information.

Depreciation, Amortization and Accretion Expense

For the year ended December 31, 2021, depreciation, amortization and accretion expense was $60.8 million compared to $44.0 million for the year ended December 31, 2020, an increase of $16.8 million, or 38%. This increase is primarily due to:

●	the amortization of our intangible assets, which are customer contracts related to the Lea County Acquisition,
●	depreciation of incremental assets from the Lea County Acquisition, and
●	depreciation related to continued asset construction.

Abandoned Well Costs

In late third quarter 2021, management completed its evaluation of the performance of a saltwater disposal asset, located in Eddy County, New Mexico and concluded that the well should be shut-in and taken out of service. We drilled this well in the second quarter of 2017 and encountered technical difficulties requiring significant incremental capital expenditure. The asset was put into service in May of 2018. During July 2021, we re-entered the well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action. Accordingly, we have recognized a charge of $28.5 million, included in abandoned well costs, for the remaining net book value of the well. The abandonment did not impact our revenues.

General and Administrative Expenses

For the year ended December 31, 2021, general and administrative expenses were $27.3 million compared to $18.7 million for the year ended December 31, 2020, an increase of $8.6 million, or 46%. The 2021 amount includes approximately $3.4 million related to cash transaction bonuses paid to officers and employees in connection with the IPO and approximately $1.5 million amortization expense related to stock-based compensation awarded subsequent to the IPO. The increase from the prior year is also due to increased compensation and benefits expenses, travel, and insurance costs corresponding with a larger asset footprint as well as incremental expenses that we now incur related to our becoming a public company.

Other Operating Expenses

Other operating expenses were $2.7 million for the year ended December 31, 2021, compared to $5.6 million for the year ended December 31, 2020. The decrease is primarily due to the non-recurrence of advisory and legal expenses associated with the Lea County Acquisition and non-recurrence of advisory and legal expenses associated with an uncompleted transaction that was terminated in first quarter 2020.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Interest on Debt Instruments	$26,221	$10,711
Less: Capitalized Interest	(2,791)	(3,820)
Interest on Debt Less Capitalized Interest	23,430	6,891
Amortization of Financing Costs	2,043	783
Interest Expense, Net	$25,473	$7,674

Interest expense, net increased $17.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase in the total debt outstanding and an increase in the interest rates related to our debt instruments.

For the year ended December 31, 2021, our average outstanding debt balance was $374.6 million, compared to an average outstanding debt balance of $274.3 million for the year ended December 31, 2020. The average interest rate on outstanding debt for the year ended December 31, 2021 was 6.67% compared to 3.86% for the year ended December 31, 2020.

Interest expense, net also increased $1.3 million due to higher amortization of financing costs. In addition, less interest expense was capitalized as a result of the reduction in our capital projects and related capital expenditures.

Income Tax Provision

Income tax (benefit) expense included in our consolidated statements of operations for the year ended December 31, 2021 is calculated based only on our allocable share of income (loss) of Solaris LLC, which is taxed as a partnership. See Item 8. Financial Statements and Supplementary Data ─ Note 11. Income Taxes for a discussion of our income tax provision and effective tax rate.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin Per Barrel are supplemental non-GAAP measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, they should not be considered in isolation or as a substitute for net income (loss) or gross margin or any other measures prepared under GAAP.

Reconciliation of GAAP “Net income” to Non-GAAP “Adjusted EBITDA”

We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; loss on debt modification; stock-based compensation expense; and non-recurring or unusual expenses or charges (including temporary power costs and IPO transaction bonus), less any gains on sale of assets.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Year Ended
(in thousands)	December 31,
	2021	2020
Net Income (Loss)	$(7,009)	$7
Interest Expense, Net	25,473	7,674
Income Tax Expense	298	23
Depreciation, Amortization and Accretion	60,767	44,027
Abandoned Well Costs (1)	28,505	—
Abandoned Projects	2,047	2,125
Temporary Power Costs (2)	4,253	14,979
Loss (Gain) on Disposal of Asset, Net	275	133
Other Non-Operating Expense	380	—
Settled Litigation (3)	—	1,482
IPO Transaction Bonus (4)	3,367	—
Transaction Costs (5)	335	3,389
Stock-Based Compensation (4)	1,586	—
Severance and Other	221	190
Adjusted EBITDA	$120,498	$74,029

Total Revenue	$229,251	$171,472
Cost of Revenue	(151,681)	(139,458)
Gross Margin	77,570	32,014
Depreciation, Amortization and Accretion	60,767	44,027
Temporary Power Costs	4,253	14,979
Adjusted Operating Margin	$142,590	$91,020
Total Volumes (Thousands of BBLs)	345,576	251,308
Adjusted Operating Margin/BBL	$0.41	$0.36

(1)	See Abandoned Well Costs above
(2)	See Temporary Power Costs above.
(3)	Settled Litigation is primarily related to legal expenses associated with a right-of-way dispute that was successfully settled in arbitration.
(4)	See General and Administrative expenses above.
(5)	Transaction Costs are primarily related to certain advisory and legal expense associated with a recapitalization process that was terminated in first quarter 2020 and acquisition expenses associated with the Lea Country Acquisition in June 2020.

Liquidity and Capital Resources

Overview

We have a disciplined capital allocation process and evaluate all growth capital expenditures on a project-level returns basis. We maintain close relationships and open communication with our customers, which allows us to accelerate or delay our capital plans in real-time as we seek to maximize our efficiency and return on capital deployed.

Our management has successfully permitted, developed, constructed and operated the assets needed to service growing total barrels handled, sold or transferred in the Permian Basin, while maintaining a conservative capital structure and what we believe to be sufficient liquidity and ample financial flexibility to meet our objectives and those of our customers. We intend to continue to pursue accretive growth projects that meet our return thresholds and strategically improve the value of our assets. Our integrated network provides accretive, organic growth opportunities where we expect to expand and enhance the value of our existing infrastructure.

In addition, we plan to evaluate and strategically pursue acquisitions that create synergies, strengthen our relationships with existing and prospective customers and meet our financial return thresholds while maintaining significant balance sheet flexibility.

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, payment of contractual obligations including debt, and working capital obligations. When appropriate, we enhance shareholder returns by returning capital to shareholders, such as through dividends and share buybacks (to the extent determined by our Board). Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility, or accessing the capital markets. We believe that our cash flows, undrawn Credit Facility and conservative leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

In April 2021, we repaid $297.0 million of total outstanding borrowings under our Credit Facility and redeemed all outstanding Redeemable Preferred Units for $74.4 million cash with the proceeds from the issuance of $400.0 million of our Senior Sustainability-Linked Notes. We also amended and restated our Credit Facility to provide $200.0 million of committed funds that were undrawn as of December 31, 2021.

As of December 31, 2021, we had working capital, defined as current assets less current liabilities, of $83.4 million and $200.0 million of availability under the Credit Facility.

Dividends and Distributions

On December 6, 2021, we announced that our Board of Directors had declared a dividend on our Class A common stock for the fourth quarter of 2021 of $0.07 per share, which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of our IPO. The dividend, which totaled $1.6 million, was paid on January 27, 2022 to holders of record of our Class A common stock as of the close of business on January 6, 2022. In conjunction with the dividend payment, a distribution of $0.07 per unit was paid to unit holders of Solaris LLC. The distribution to unit holders of Solaris LLC, which totaled $2.3 million, was subject to the same payment and record dates.

On February 25, 2022, we announced that our Board of Directors had declared a dividend on our Class A common stock for the first quarter of 2022 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 29, 2022 to holders of record of our Class A common stock as of the close of business on March 17, 2022. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

The dividends reflect our confidence that we can return cash to our shareholders while also continuing to invest in high-return growth projects and manage our balance sheet. Our infrastructure, scale, and customer base allow us to balance attractive reinvestment opportunities with a conservative balance sheet and consistent return of capital to shareholders.

Dividends are also paid on unvested shares of restricted stock and restricted stock units.

Cash Flows from Operating Activities

For the year ended December 31, 2021, Net Cash Provided by Operating Activities totaled $58.8 million compared to $67.8 million for the year ended December 31, 2020. The net decrease is due to changes in working capital driven by

●	timing of collections of accounts receivable, including an increase in accounts receivable due to higher activity levels, and a reduction in trade accounts payable due to payment of invoices related to the prior period’s higher capital expenditures, offset by

●	an increase in interest payable due to changes in our debt structure and an increase in dividends and distributions payable.

Cash Flows from Investing Activities

For the year ended December 31, 2021, Net Cash Used in Investing Activities totaled $74.7 million compared to $139.6 million for the year ended December 31, 2020. We incurred lower capital expenditures in 2021 compared to 2020 as we continue to leverage our extensive infrastructure built or acquired in previous years to meet current produced water handling capacity needs.

Cash Flows from Financing Activities

For the year ended December 31, 2021, Net Cash Provided by Financing Activities totaled $51.0 million compared to $89.7 million for the year ended December 31, 2020. Cash Flow from Financing Activities for the year ended December 31, 2021 included the issuance of our $400.0 million aggregate principal amount of 7.625% Senior Sustainability-Linked Notes on April 1, 2021, with net proceeds of $390.6 million used to pay down the outstanding Credit Facility balance of $297.0 million and redeem the Redeemable Preferred Units for $74.4 million. In addition, Cash Flow from Financing Activities for the year ended December 31, 2021 included IPO proceeds of $246.4 million, of which $213.2 million was distributed to Solaris LLC unit holders, resulting in net IPO proceeds of $33.2 million.

Capital Requirements

Our business is capital intensive, requiring the maintenance of existing pipelines, pumps and handling and recycling facilities, SWD recompletions or workovers, and the acquisition or construction and development of new assets and facilities.

We maintain significant flexibility around the timing of capital expenditures. However, we are subject to certain capital requirements to support our customers’ development plans associated with acreage dedication agreements.

Accordingly, we work proactively with our customers to anticipate their future needs for water handling and recycling assets to support their activities. For 2022, we expect our capital expenditures will be between approximately $80 million to $90 million which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

Debt Agreements

Credit Facility

On April 1, 2021, we entered into our amended and restated credit agreement (the “Restated Credit Agreement”) to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) provide for a $75.0 million incremental revolving facility, which shall be on the same terms as under the Credit Facility, (v) annualize EBITDA for 2021 for the purpose of covenant calculations for 2021, (vi) amend the leverage ratio covenant to comprise a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00 to 1.00, for the third quarter of 2021 to 4.75 to 1.00, and thereafter to 4.50 to 1.00 and (viii) add a secured leverage covenant of 2.50 to 1.00.

In April 2021, we repaid all borrowings under the prior Credit Facility upon entering into the Restated Credit Agreement. The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of December 31, 2021, we were in compliance with all of our covenants under our Credit Facility.

Senior Sustainability-Linked Notes

We have $400.0 million aggregate principal amount of 7.625% Senior Sustainability-Linked Notes (“Notes”) outstanding, which are due April 1, 2026. The Notes were issued by Solaris LLC on April 1, 2021 and are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Notes are guaranteed on a senior unsecured basis by all of Solaris LLC’s wholly owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time on or after April 1, 2023 at redemption prices ranging from 103.8125% on or after April 1, 2023 to 100% on or after April 1, 2025. In addition, on or before April 1, 2023, we may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the Notes, plus accrued interest. At any time prior to April 1, 2023, we may also redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium.

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

Our key performance indicator under our Sustainability-Linked Bond Framework is to increase recycled produced water sold and reduce groundwater withdrawals sold expressed as a percentage of barrels of recycled produced water sold per year divided by total barrels of water sold per year (the “Recycling Key

Performance Indicator”, or "KPI”). Our Recycling KPI is designed to reduce groundwater withdrawal for water intensive industrial operations in the water stressed Permian Basin by increasing our sales of recycled produced water. Our SPT is to increase our annual Recycling KPI to 60% by 2022 from a 2020 baseline of 42.1%, with an observation date of December 31, 2022.

To the extent the SPT has not been achieved and verified for the year ended December 31, 2022, the coupon on the Notes will increase to 7.875% beginning with the interest period ending on October 1, 2023 until maturity and there will also be an increase in applicable optional redemption prices.

We were in compliance with all covenants under the indenture governing the Notes as of December 31, 2021.

Tax Receivable Agreement

At the closing of the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Legacy Owners of Solaris LLC units and permitted transferees (each such person, a “TRA Holder,” and together, the “TRA Holders”). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balance at December 31, 2021. As of December 31, 2021, we had accrued an estimated TRA liability of $75.6 million.

We expect to fund any payments related to annual tax savings with cash on hand or cash from operations that would otherwise be used by us to pay taxes. In addition, such payments will only be made to the extent we are able to realize actual tax savings and generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the TRA generally will accrue interest.

We estimate that if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2021, the TRA liability would be approximately $221.8 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make a substantial, immediate lump-sum payment (or “early termination payment”) under the terms of the TRA. As of December 31, 2021, we estimate the liability associated with this lump-sum payment would be approximately $193.4 million, discounted. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

Other Commitments

In the normal course of business, we have certain short-term purchase obligations and commitments for products and services, primarily related to purchases of pipe, pumps and other components. As of December 31, 2021, we had purchase obligations and commitments of approximately $11.0 million due in the next twelve months.

We are party to a guarantee related to a lease agreement with Solaris Energy Management, LLC (“SEM”), a related party of the Company, on the rental of office space for our corporate headquarters. As of December 31, 2021, our share of SEM’s future commitment related to this lease agreement is $3.0 million.

We have offices in Midland, Texas and Carlsbad, New Mexico and the commitments related to these operating leases total $0.8 million as of December 31, 2021.

We are party to a surface use and compensation agreement by which we have agreed to a minimum annual payment for each of the first ten years, beginning in 2020, in exchange for certain rights to access and use the land for the limited purposes of conducting water operations for a period of thirteen years. The minimum annual payments are subject to netting against royalty payments paid. As of December 31, 2021, minimum annual payments totaling approximately $10.2 million remain to be paid under this agreement, which includes approximately $0.8 million due in 2022.

See also Tax Receivable Agreement, above.

We have not entered into any other transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

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

We have customer contracts that contain minimum transportation and/or disposal volume delivery requirements and we are entitled to deficiency payments if such minimum contractual volumes are not delivered by the customer. These deficiency amounts are based on fixed, daily minimum volumes (measured over monthly, quarterly and annual periods depending on the contract) at a fixed rate per barrel. We are typically entitled to shortfall payments if such minimum contractual obligations are not maintained by our customers. We invoice the customer on a monthly, quarterly or annual basis, as provided in the contract.

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

Revenues from Produced Water Handling consist primarily of per barrel fees charged to customers for the use of our system and disposal services. For all of our produced water transfer and disposal contracts, revenue is recognized over time utilizing the output method based on the volume of wastewater accepted from the customer. We typically charge our customers a disposal and transportation fee on a per barrel basis under our contracts. In some contracts, we are entitled to shortfall payments if minimum contractual obligations are not satisfied by our customers. Minimum contractual obligations have not been maintained, and thus we have recognized revenues related to shortfalls on such take or pay contractual obligations to date. Some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time.

For contracts that involve recycled produced water and groundwater, revenue is recognized at a point in time, based on when control of the product is transferred to the purchaser or customer, as the case may be.

Principles of Consolidation

Our consolidated financial statements include the accounts of Aris Inc. and the consolidated accounts of Solaris LLC and its subsidiaries. Solaris LLC is a variable interest entity (“VIE”) of which Aris Inc. is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary, which is generally defined as the party who has (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. This assessment requires a significant amount of judgment by management in identifying and analyzing various factors that should be included in the analysis. We evaluate our relationship with Solaris LLC on an ongoing basis to determine whether we continue to be the primary beneficiary. Affiliate or third-party ownership interests in Solaris LLC are presented as noncontrolling interests.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or, if not, but the transaction does not include a significant process (does not meet the definition of a business), we record the transaction as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values. For an acquisition of assets, goodwill is not recorded. All other transactions are recorded as business combinations.

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

The assumptions made in performing these valuations require significant judgment on the part of management and may include, but are not limited to, discount rate, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We compare the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and margins, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires us to apply judgment and estimates concerning future cash flows associated with operating the asset, strategic plans, useful lives and market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in the current business model.

In late third quarter 2021, we recognized a charge of $28.5 million for the remaining net book value of a saltwater disposal asset located in Eddy County, New Mexico after concluding that the well should be shut-in and taken out of service. See Item 8. Financial Statements ─ Note 5. Property, Plant and Equipment.

Impairment of Goodwill

Goodwill is subject to at least an annual assessment for impairment. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. Before employing detailed impairment testing methodologies, we may first evaluate the likelihood of impairment by considering qualitative factors relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If we first utilize a qualitative approach and determine that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, we conclude that no impairment has occurred. We may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. If we determine through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, we compare the fair value of a reporting unit with its carrying amount under Step 1 of the impairment test. If Step 1 fails, and we determine that goodwill is impaired, we must write goodwill down its fair value.

If it is necessary to determine the fair value of a reporting unit, we may use a combination of the income approach and the market approach. Under the income approach, the determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on our estimates of gross margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units.

Under the market approach, we estimate the value of the reporting unit by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums. We use a peer company multiple method for the market approach.  Market multiples represent market estimates of fair value based on selected financial metrics. We use earnings before interest, taxes, DD&A, and amortization expense (also known as EBITDA) as our financial metric as we believe it more accurately compares companies in our industry.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. For example, reporting unit fair value may be calculated using a discounted cash flow model, which would require the use of significant unobservable inputs including assumptions such as discount rate, revenue growth rates, future operating margins, future capital expenditures, changes in working capital requirements and terminal growth rates. Such estimates would represent a Level 3 fair value measurement.

If the carrying amount exceeds the fair value of a reporting unit, we perform Step 2 and compare the fair value of reporting unit goodwill with the carrying amount of that goodwill and recognizes an impairment charge for the amount by which the carrying amount exceeds the implied fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit.

If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value.

Income Taxes

Our provision for income taxes includes both federal and state taxes of the jurisdictions in which we operate. We estimate our overall tax rate using a combination of the enacted federal statutory tax rate, and a blend of enacted state tax rates. Acquisitions or dispositions of assets and changes in our operations by tax jurisdiction could change the apportionment of our state taxes, which would impact our overall tax rate.

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of our assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected in our consolidated balance sheet as deferred tax assets. Deferred tax assets are reduced by a valuation allowance when we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. We have reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We report income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of other (income) expense. For the years ended December 31, 2021 and 2020, no such amounts were recorded.

Our federal and state income tax returns are not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities and tax attributes, which are based on numerous judgments and assumptions inherent in the determination of taxable income, at the end of each period. In addition, the calculation of our income tax (benefit) expense involves dealing with uncertainties in the application of complex tax laws and regulations the jurisdictions in which we operate. Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns. Material changes to our tax accruals and uncertain tax positions may occur in the future based on audits, changes in legislation or resolution of pending matters.

In addition, material changes in our tax provision, tax accruals and uncertain tax positions could have a significant impact on the liability associated with our Tax Receivable Agreement. See Tax Receivable Agreement, below.

Tax Receivable Agreement

In connection with the Offering, we entered into a Tax Receivable Agreement which generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. The estimated TRA liability totaled $75.6 million as of December 31, 2021.

At the time of conversion or redemption of Solaris LLC units, we recognize a corresponding TRA liability on the consolidated balance sheet based on the estimated undiscounted future payments under the Tax Receivable Agreement. The most significant estimates utilized by management to calculate the corresponding liability is our increase in tax basis related to exchanges, future cash tax savings rates, which are projected based on current tax laws and our historical and future tax profile, and the allocation of the liability between short-term and long-term based on when we expect to realize certain tax attributes.

The calculation of the TRA liability is complex and data-intensive due to: 1) the intricacy of the provisions of the Tax Receivable Agreement; 2) historical tax data with asset step-ups in connection with previous acquisitions and/or equity offerings; 3) the need to make assumptions and allocations on an asset by asset basis for both the historical tax basis and the step-up tax basis due to transactions; 4) the need to identify the underlying attributes associated with numerous individual TRA Holders’ accounts in order to complete specific Legacy Owner calculations; and 5) various tax elections that can be made upon the filing of the tax return.

Therefore, the balance of the TRA liability resulting from the IPO and the subsequent conversion of Solaris LLC units to Class A common stock on December 6, 2021, which was recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings for the 2021 tax year to be made later in 2022. Any change in the balance of the TRA liability related to the IPO and subsequent conversion of Solaris LLC units to Class A common stock will be recorded as an adjustment to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future conversions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company up until the last day of the fiscal year following the fifth anniversary of our Offering, or such earlier time that we have more than $1.07 billion of revenues in a fiscal year, have more than $700.00 million in market value of our Class A common stock held by non-affiliates (and have been a public company for at least 12 months), or issue more than $1.0 billion of non-convertible debt over a three-year period.

Recent Accounting Pronouncements

See Item 8. Financial Statements ─ Note 2. Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

A portion of our revenue is directly exposed to fluctuations in the price of crude oil because one of our largest customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. According to the terms of the contract, the per barrel fee increases when WTI exceeds a certain base price.

We do not currently intend to hedge our exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of December 31, 2021, we had no borrowings under our Credit Facility.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Aris Water Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aris Water Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’/members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 1, 2022

Aris Water Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share/unit amounts)	December 31,
	2021	2020
Assets
Cash and Cash Equivalents	$60,055	$24,932
Accounts Receivable, Net	41,973	21,561
Accounts Receivable from Affiliate	20,191	11,538
Other Receivables	4,126	3,722
Prepaids and Deposits	6,043	4,315
Total Current Assets	132,388	66,068
Fixed Assets
Property, Plant and Equipment	700,756	661,446
Accumulated Depreciation	(67,749)	(43,258)
Total Property, Plant and Equipment, Net	633,007	618,188
Intangible Assets, Net	304,930	337,535
Goodwill	34,585	34,585
Net Deferred Income Tax Assets	19,933	—
Other Assets	1,850	1,429
Total Assets	$1,126,693	$1,057,805
Liabilities, Mezzanine, Stockholders' and Members' Equity
Accounts Payable	$7,082	$16,067
Payables to Affiliate	1,499	1,884
Accrued and Other Current Liabilities	40,464	27,838
Total Current Liabilities	49,045	45,789
Long-Term Debt, Net of Debt Issuance Costs	392,051	297,000
Asset Retirement Obligation	6,158	5,291
Tax Receivable Agreement Liability	75,564	—
Deferred Revenue and Other Long-Term Liabilities	1,336	1,432
Total Liabilities	524,154	349,512
Commitments and Contingencies (see Note. 13)
Mezzanine Equity:
Redeemable Preferred Units, $10,000 par value, none issued or outstanding as of December 31, 2021 and 7,307 outstanding as of December 31, 2020	—	74,378
Stockholders' and Members' Equity:
Members' Equity	—	633,915
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding at December 31, 2021	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 21,858,022 issued and 21,847,831 outstanding as of December 31, 2021. None issued or outstanding at December 31, 2020	218	—
Class B Common Stock $0.01 par value, 180,000,000 authorized, 31,716,104 issued and outstanding as of December 31, 2021. None issued or outstanding at December 31, 2020	317	—
Treasury Stock (at Cost), 10,191 shares as of December 31, 2021 and none at 2020	(135)
Additional Paid-in-Capital	212,926	—
Accumulated Deficit	(457)	—
Total Stockholders'/Members' Equity Attributable to Aris Water Solutions, Inc.	212,869	—
Noncontrolling Interests	389,670	—
Total Stockholders'/Members' Equity	602,539	633,915
Total Liabilities, Mezzanine and Stockholders'/Members' Equity	$1,126,693	$1,057,805

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Operations

	Year Ended
(in thousands, except for share and per share/unit amounts)	December 31,
	2021	2020	2019
Revenue
Produced Water Handling	$98,486	$90,163	$68,209
Produced Water Handling—Affiliates	86,598	51,496	13,209
Water Solutions	25,121	14,802	27,339
Water Solutions—Affiliates	19,046	15,011	10,036
Total Revenue	229,251	171,472	118,793
Cost of Revenue
Direct Operating Costs	90,914	95,431	71,973
Depreciation, Amortization and Accretion	60,767	44,027	19,670
Total Cost of Revenue	151,681	139,458	91,643
Operating Costs and Expenses
Abandoned Well Costs	28,505	—	—
General and Administrative	27,266	18,663	15,299
Other Operating Expenses (Income), Net	2,657	5,647	(1,646)
Total Operating Expenses	58,428	24,310	13,653
Operating Income	19,142	7,704	13,497
Other Expense
Interest Expense, Net	25,473	7,674	260
Other	380	—	176
Total Other Expense	25,853	7,674	436
(Loss) Income Before Taxes	(6,711)	30	13,061
Income Tax Expense	298	23	1
Net (Loss) Income	$(7,009)	$7	$13,060
Equity Accretion and Dividend—Redeemable Preferred	21	(4,335)	—
Net (Loss) Income—Stockholders'/Members' Equity	$(6,988)	$(4,328)	$13,060
Net (Loss), Equity Accretion and Dividend Prior to IPO	(10,309)
Net Income Attributable to Noncontrolling Interest	2,209
Net Income Attributable to Aris Water Solutions, Inc.	$1,112
Earnings Per Share of Class A Common Stock Basic and Diluted (1)	$0.05
Weighted Average Shares of Class A Common Stock Basic and Diluted (1)	20,888,675

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from October 26, 2021 through December 31, 2021, the period following the reorganization transactions and IPO.

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2021	2020	2019
Cash Flow from Operating Activities
Net (Loss) Income	$(7,009)	$7	$13,060
Adjustments to reconcile Net (Loss) Income to Net Cash provided by Operating Activities
Depreciation, Amortization and Accretion	60,767	44,027	19,670
Deferred Income Tax Expense	379	—	—
Stock Based Compensation	1,586	—	—
Abandoned Well Costs	28,505	—	—
Loss (Gain) on Disposal of Asset, Net	275	133	(5,100)
Abandoned Projects	2,047	2,125	2,444
Amortization of Deferred Financing Costs	1,873	783	511
Loss on Debt Modification	380	—	—
Bad Debt Expense	216	446	119
Changes in operating assets and liabilities:
Accounts Receivable	(21,456)	10,620	(20,228)
Accounts Receivable from Affiliate	(8,653)	5,195	(15,531)
Other Receivables	364	(3,659)	(54)
Prepaids and Deposits	(2,178)	(58)	(2,491)
Accounts Payable	(8,271)	193	4,583
Payables to Affiliate	(385)	—	—
Adjustment in Deferred Revenue	(139)	1,300	—
Accrued Liabilities and Other	10,511	6,659	7,166
Net Cash Provided by Operating Activities	58,812	67,771	4,149
Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(74,664)	(139,589)	(182,964)
Cash Paid for Acquisitions	—	—	(55,430)
Proceeds from Sales of Property, Plant and Equipment	—	—	10,026
Net Cash Used in Investing Activities	(74,664)	(139,589)	(228,368)
Cash Flow from Financing Activities
Proceeds from issuance of Class A Common Stock sold in Initial Public Offering, net of underwriting discounts and commissions	249,355	—	—
Payment of Issuance Costs of Class A Common Stock	(2,913)	—	—
Distributions to Unit Holders	(213,186)	—	—
Repurchase of Shares	(135)	—	—
Proceeds from Senior Sustainability-Linked Notes	400,000	—	—
Payments of Financing Costs Related to Issuance of Senior Sustainability-Linked Notes	(9,352)	—	—
Repayment of Credit Facility	(297,000)	—	(25,000)
Proceeds from Credit Facility	—	77,000	200,000
Redemption of Redeemable Preferred Units	(74,357)	—	—
Payments of Financing Costs	(1,442)	(536)	(959)
Members' Contributions	5	13,203	49,918
Net Cash Provided by Financing Activities	50,975	89,667	223,959
Net Increase /(decrease) in Cash and Cash Equivalents	35,123	17,849	(260)
Cash and Cash Equivalents, Beginning of Year	24,932	7,083	7,343
Cash and Cash Equivalents, End of Year	$60,055	$24,932	$7,083

Supplementary Cash Flow Data:
Cash Paid for Interest, net of amount capitalized	$18,649	$4,790	$—
Cash Paid for Income Taxes	—	—	—

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Stockholders’ and Members’ Equity

(in thousands, except for share amounts)
		Class A		Class B		Additional			Accumulated	Non-	Total
	Members'	Common Stock		Common Stock		Paid-in	Treasury Stock		Earnings	controlling	Stockholders/
	Equity	Amount	Shares	Amount	Shares	Capital	Amount	Shares	/ (Deficit)	Interest	Members' Equity
Balance at January 1, 2019	$ 207,365	$ -	-	$ -	-	$ -	$ -	-	$ -	$ -	207,365
Capital Contributions	49,918	-	-	-	-	-	-	-	-	-	49,918
Issuance of Class D Units in Acquisition	275,165	-	-	-	-	-	-	-	-	-	275,165
Net Income	13,060	-	-	-	-	-	-	-	-	-	13,060
Balance at December 31, 2019	$ 545,508	$ -	-	$ -	-	$ -	$ -	-	$ -	$ -	$ 545,508
Capital Contributions	13,203	-	-	-	-	-	-	-	-	-	13,203
Issuance of Class A Units in Acquisition	77,602	-	-	-	-	-	-	-	-	-	77,602
Preferred Units Converted in Lieu of Cash Call	1,930	-	-	-	-	-	-	-	-	-	1,930
Accretion and Dividend Related to Redeemable Preferred Units	(4,335)	-	-	-	-	-	-	-	-	-	(4,335)
Net Income	7	-	-	-	-	-	-	-	-	-	7
Balance at December 31, 2020	$ 633,915	$ -	-	$ -	-	$ -	$ -	-	$ -	$ -	$ 633,915
Capital Contributions	5	-	-	-	-	-	-	-	-	-	5
Accretion Related to Redeemable Preferred Units	21	-	-	-	-	-	-	-	-	-	21
Net Loss Prior to Reorganization	(10,330)	-	-	-	-	-	-	-	-	-	(10,330)
Effect of Corporate Reorganization and IPO	(623,611)	203	20,297,500	332	33,202,500	248,675	-	-		407,656	33,255
Establish TRA Liability at IPO and Exchange of LLC Units for Class A Shares	-	-	-	-	-	(75,564)	-	-	-	-	(75,564)
Deferred Tax Assets Acquired	-	-	-	-	-	20,312	-	-	-	-	20,312
Exchange of Class B Shares for Class A Shares	-	15	1,486,396	(15)	(1,486,396)	18,885	-	-	-	(18,885)	-
Stock-based Compensation	-		74,126	-	-	618	-	-	-	968	1,586
Dividends and Distributions Declared ($0.07 per share)	-	-	-	-	-	-	-	-	(1,569)	(2,278)	(3,847)
Purchase of Treasury Stock	-	-	-	-	-	-	(135)	10,191	-	-	(135)
Net Income Subsequent to Reorganization	-	-	-	-	-	-	-	-	1,112	2,209	3,321
Balance at December 31, 2021	$ -	$ 218	21,858,022	$ 317	31,716,104	$ 212,926	($ 135)	10,191	($ 457)	$ 389,670	$ 602,539

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Notes to Consolidated Financial Statements

1.Organization and Background of Business

Aris Water Solutions, Inc. (”Aris Inc.”, the “Company”, “we”, “our, or “us”) is an independent, environmentally-focused company headquartered in Houston, Texas, that, through its controlling interest in Solaris Midstream Holdings, LLC (“Solaris LLC”), provides sustainability-enhancing services to oil and natural gas operators. We strive to build long-term value through the development, construction and operation of integrated produced water handling and recycling infrastructure that provides high-capacity, comprehensive produced water management, recycling and supply solutions for operators in the Permian Basin.

We were incorporated on May 26, 2021 as a Delaware corporation and were formed to serve as the issuer in an initial public offering of equity (the “IPO” or “Offering”). Concurrent with the completion of the IPO, we became the new parent holding company of Solaris LLC, a Delaware limited liability company.

As a holding company, our principal asset is a membership interest in Solaris LLC. As the sole managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris, LLC, and through Solaris LLC and its subsidiaries, conduct its business. We consolidate the financial results of Solaris LLC and report noncontrolling interest related to the portion of Solaris LLC units not owned by us.

Initial Public Offering

On October 21, 2021, we announced the pricing of our Offering of 17,650,000 shares of its Class A common stock at a price to the public of $13.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,647,500 shares of our Class A common stock at the public offering price, less underwriting discounts and commissions. On October 22, 2021, the underwriters fully exercised such option to purchase an additional 2,647,500 shares of Class A common stock. The Offering, including the underwriters’ option, closed on October 26, 2021.

The closing of the Offering, including the underwriters’ option, resulted in net proceeds of approximately $246.4 million, after deducting underwriting discounts and commissions and other issuance costs. We contributed all of the net IPO proceeds to Solaris LLC in exchange for a single class of units in Solaris LLC and shares of our Class B common stock. Solaris LLC distributed approximately $213.2 million of the net proceeds to the Legacy Owners of Solaris LLC units and retained the remaining $33.2 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

Amended and Restated Solaris LLC Agreement

On October 26, 2021, in connection with the IPO, the Solaris LLC Agreement was amended and restated. The amendments to the Solaris LLC Agreement, include, among other things:

(i)	provisions to convert all of the membership interests in Solaris LLC into (a) a single class of units in Solaris LLC representing in the aggregate 33,202,500 Solaris LLC units and (b) the right to receive the distributions of proceeds described above and an aggregate of 33,202,500 shares of Aris Inc.’s Class B Common Stock and
(ii)	the admission of Aris Inc. as the sole managing member of Solaris LLC.

In accordance with the terms of the amended and restated Solaris LLC Agreement, the holders of Solaris LLC units generally have the right to exchange their Solaris LLC units (and a corresponding number of shares of the Class B Common Stock), for an aggregate of 33,202,500 shares of the Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each Solaris LLC unit (and corresponding share of

Class B Common Stock) exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications.

Redemption Rights

Following the Offering, under the Solaris LLC Agreement, Legacy Owners of Solaris LLC units, subject to certain limitations, have the right, pursuant to a redemption right, to cause Solaris LLC to acquire all or a portion of their Solaris LLC units for, at Solaris LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Solaris LLC unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications or (y) an equivalent amount of cash. Alternatively, upon the exercise of the redemption right, we have the right, pursuant to a call right, to acquire each tendered Solaris LLC unit directly from the Legacy Owner for, at our election, (x) one share of Class A common stock or (y) an equivalent amount of cash.

On December 6, 2021, 1,486,396 Solaris LLC units were converted to shares of our Class A common stock. As of December 31, 2021, we own approximately 41% of Solaris LLC. On February 28, 2022, an additional 148,087 Solaris LLC units were converted to shares of our Class A common stock.

Corporate Reorganization

The transactions described above, (altogether, the “Corporate Reorganization”) have been accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognize the assets and liabilities received in the Corporate Reorganization at their historical carrying amounts, as reflected in the historical financial statements of Solaris LLC.

2.Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per unit amounts, in the financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these consolidated financial statements, periods prior to IPO closing on October 26, 2021 reflect the financial statements of Solaris LLC and its subsidiaries, described below (referred to herein as the “Predecessor”). Periods subsequent to IPO closing on October 26, 2021 reflect the financial statements of the consolidated Company including Aris Inc., Solaris LLC and Solaris LLC’s subsidiaries (referred to herein as the “Successor”).

On January 15, 2021, ConocoPhillips acquired Concho Resources, Inc. (“Concho”). We refer to Concho as ConocoPhillips, their successor, throughout these consolidated financial statements.

Consolidation

We have determined that the members with equity at risk in Solaris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Solaris LLC’s economic performance; therefore, Solaris LLC is considered a variable interest entity (“VIE”). As the managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC as well as have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Solaris LLC.

The financial statements include the accounts of the Company, Solaris LLC and Solaris LLC’s wholly owned subsidiaries which include Solaris Water Midstream, LLC, Solaris Midstream DB-TX, LLC, Solaris Midstream MB, LLC, Solaris Midstream DB-NM, LLC, 829 Martin County Pipeline, LLC and Clean H2O Technologies,

LLC (collectively, the “subsidiaries”). All material intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling Interests

Our consolidated financial statements include noncontrolling interests representing the percentage of Solaris LLC units not held by Aris Inc.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these financial statements and disclosures of contingencies. These critical estimates include, among others, determining the fair value of assets acquired and liabilities assumed in acquisitions, the collectability of accounts receivable, useful lives of property, plant and equipment and amortizable intangible assets, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, valuation allowances for deferred tax assets, and the liability associated with our Tax Receivable Agreement (the “TRA liability”). Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Reclassification of Prior Year Presentation

Certain 2020 and 2019 amounts have been reclassified for consistency with the 2021 presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

Management considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation; however, we maintain deposits in banks which exceed the amount of deposit insurance available. Management routinely assesses the financial condition of the institutions and believes that any possible credit loss would be minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts. Accounts receivable are generally due within 60 days or less. Management determines the allowance for doubtful accounts by considering several factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and macro level conditions of the U.S. economy and the energy industry. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2021 and 2020, we had $0.2 million and $0.4 million of allowance for doubtful accounts, respectively.

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

For some contracts, we are entitled to shortfall payments if a customer does not deliver a contractually minimum volume of water for handling over a certain period. In these cases, we recognize volumes and the revenues for the difference between the physical volumes handled and the contractual minimum. Moreover, some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time. As of December 31, 2021 and 2020, we had long-term deferred revenue liabilities of $1.2 million and $1.3 million, respectively, related to these contracts.

For contracts that involve sales of recycled produced water and groundwater, revenue is recognized at a point in time, based on when control of the product is transferred to the customer.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, or at fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful service lives of the assets, as noted below:

Pipelines	30-50	years
Wells, Facilities, Water Ponds, and Related Equipment	30	years
Vehicles, Equipment, Computers and Office Furniture	5-10	years

All costs necessary to place an asset into operation are capitalized. Maintenance and repairs are expensed when incurred. Upgrades and enhancements that substantially extend the useful lives of the assets are capitalized. When property is abandoned, retired or otherwise disposed of, the cost and accumulated depreciation are removed from appropriate accounts and any gain or loss is included in earnings. Costs incurred for construction of facilities and related equipment and pipelines are included in construction in progress. Direct project costs on potential future projects are capitalized and included in construction in progress. These costs generally relate to acquiring the appropriate permits, rights-of-way and other related expenditures necessary prior to construction. No depreciation is recorded for these assets as they have not been placed in operation. See Note 5. Property, Plant and Equipment for discussion regarding abandoned well costs incurred during the third quarter of 2021.

Capitalization of Interest

We capitalize interest costs associated with significant projects undergoing construction that is necessary to bring them to their intended use. Interest is capitalized using an interest rate equivalent to the weighted average interest rate we pay on long-term debt, including our Senior Sustainability-Linked Notes and Credit Facility. Capitalized interest is included in the cost of property, plant and equipment and depreciated with other costs on a straight-line basis.

Asset Retirement Obligations

The fair value of a liability for an ARO is recognized in the period in which it is incurred. These obligations are those for which we have a legal obligation for settlement. The fair value of the liability is added to the carrying amount of the associated asset. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates, credit-adjusted risk-free rate, and facilities lives. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Our ARO relate primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations.

Definite-Lived Intangible Assets

Our intangible assets are related to customer contracts that were acquired in connection with previous acquisitions. Amortization of these assets is primarily based on the percentage of discounted cash flows expected to occur over the lives of the contracts.

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

If management determines through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, we compare the fair value of a reporting unit with its carrying amount under Step 1 of the impairment test. We may use a combination of the income approach and the market approach to determine fair value. If the carrying amount exceeds the fair value of a reporting unit, we perform Step 2 and compare the fair value of reporting unit goodwill with the carrying amount of that goodwill and recognize an impairment charge for the amount by which the carrying amount exceeds the implied fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. We have not recognized any goodwill impairment associated with any of our acquisitions.

During the year ended December 31, 2020, goodwill increased by $7.6 million due to an acquisition. See Note. 4. ─ Acquisitions.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Individual assets are first grouped based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. Management then compares estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the carrying amount is not recoverable, we would recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. Management estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in the current business model.

There were no asset impairments during the year ended December 31, 2021, other than the abandonment of a saltwater disposal asset during third quarter 2021. See Note 5. Property, Plant and Equipment.

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

Fair Value on a Non-Recurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets acquired and liabilities assumed in a business combination, units granted in previous acquisitions, and the initial recognition of ARO, for which fair value is used. These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods.

Asset retirement obligation estimates are derived from historical data as well as management’s expectation of future cost environments and other unobservable inputs. As there is no corroborating market activity to support the assumptions used, management has designated these measurements as Level 3.

Additional Fair Value Disclosures

The fair value of our Senior Sustainability-Linked Notes, which are fixed-rate debt, is estimated based on the published market prices for the same or similar issues. Management has designated this measurement as Level 2. The fair value of our Credit Facility approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to us. Management has designated this measurement as Level 3. See Note 9. Long-Term Debt.

Fair value information regarding our debt is as follows:

(in thousands)	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$424,000	$—	$—
Credit Facility	$—	$—	$297,000	$297,000

The carrying values of our financial instruments, consisting of cash and cash equivalents, accounts receivable, and accounts payable, approximate their fair values due to the short maturity of such instruments.

Transaction Costs

Transaction costs are comprised of acquisition related expenses and/or expenses incurred as part of our capital restructuring activities and are included in Other Operating Expenses.

Transaction costs associated with the IPO are netted against IPO proceeds, as a component of equity.

TRA Liability

We update our accrual for a liability under a Tax Receivable Agreement (“TRA liability”) on a quarterly basis, based on current period conversions of Solaris LLC units, current estimates of taxable income and current income tax rates in effect at the time of the accrual. See Note 8. TRA Liability.

Income Taxes

Income tax (benefit) expense included in our consolidated statements of operations for the year ended December 31, 2021 is calculated based only on our allocable share of income (loss) of Solaris LLC, which is taxed as a partnership. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Our policy is to recognize accrued interest and penalties related to uncertain tax positions in other expense (income) in the consolidated statements of operations. At December 31, 2021 and 2020, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions. See Note 11. Income Taxes.

Stock-Based Compensation

Restricted stock and restricted stock units issued to employees and directors are recorded on grant-date at fair value. Expense is recognized on a straight-line basis over the employee’s and director’s requisite service period (generally the vesting period of the award) as either operating expense or general and administrative expense in the consolidated statements of operations. We have elected to account for forfeitures as they occur (e.g., when an employee or director leaves the Company). Therefore, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition will be reversed in the period of the forfeiture. See Note 15. Stock-Based Compensation.

Earnings (Loss) Per Share Attributable to Aris Inc.

We use the two-class method to give effect to participating securities in periods in which there is net income. Basic earnings (loss) per share (EPS) of our Class A common stock is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A common stock includes the effect of outstanding common stock equivalents, except in periods in which there is a net loss. In the event of a net loss, we exclude the effect of outstanding common stock equivalents from the calculation of diluted EPS as the inclusion would be anti-dilutive.

In addition, although we include shares of restricted stock granted to members of our Board of Directors in our count of Class A common stock outstanding, we exclude those shares of restricted stock from our EPS calculation because vesting of the restricted stock is contingent upon continued service as Board members.

All net earnings (loss) for the Predecessor period from January 1, 2021 to October 26, 2021 and for the years ended December 31, 2020 and 2019 were entirely allocable to Predecessor shareholders and non-controlling interest. See Note 14. Earnings Per Share.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or, if not, but the transaction does not include a significant process (does not meet the definition of a business), the transaction is recorded as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values and no goodwill is recorded. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any non-controlling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of our operations to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. See Note 13. Commitments and Contingencies.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the Chief Executive Officer. We view our operations and manage the business as one operating segment as the assets support all revenue streams. All our assets reside in the United States.

Recent Accounting Pronouncements

The Company is an “emerging growth company”, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

In the normal course of business, we enter into operating lease agreements to support our operations and lease assets such as ponds, storage yards, office space and other assets. We adopted the new standard with an effective date of January 1, 2022.

Adoption and implementation as of January 1, 2022 resulted in an increase in assets and liabilities of approximately $7.0 million and $7.5 million, respectively, and will result in additional disclosures in the future.

Goodwill In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The pronouncement was effective for public business entities for annual reporting periods beginning after December 15, 2019. The ASU is effective for private companies for fiscal years beginning after December 15, 2021. We adopted the standard effective January 1, 2022.

Financial Instruments – Credit Losses On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The ASU is effective for private companies for fiscal years beginning after December 15, 2022. We early adopted this standard effective January 1, 2022. Adoption did not have a material impact on our financial statements.

Income Taxes In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 includes removal of certain exceptions to the general principles of ASC 740 and simplification in several other areas such as accounting for a franchise tax or similar tax that is partially based on income. The ASU Update was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The ASU is effective for private companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We early adopted this standard effective January 1, 2021. Adoption had no impact on our financial statements.

COVID 19 Pandemic

COVID 19 contributed to a significant downturn in oil and gas commodity prices in 2020 and continued to cause significant volatility in 2021. Although we cannot predict future commodity prices, we are not currently experiencing significant disruptions with our workforce or supply chain activities. Moreover, we continue to maintain our focus on safe and reliable performance of our systems, while ensuring the safety of our employees and other stakeholders. However, we are unable to predict the future impact of COVID 19, and it is possible that such impact could be negative.

3.Additional Financial Statement Information

Balance Sheet Other Balance Sheet information is as follows:

(in thousands)	December 31,
	2021	2020
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$3,099	$2,543
Reimbursable Projects	1,018	—
Capital Call Receivable	—	1,160
Other	9	19
Total Other Receivables	$4,126	$3,722

Prepaids and Deposits
Prepaid Insurance and Other	$5,953	$4,243
Deposits	90	72
Total Prepaids and Deposits	$6,043	$4,315

Accrued and Other Current Liabilities
Accrued Operating Expense	$17,774	$14,367
Accrued Capital Costs	4,603	6,292
Accrued Interest	7,625	2,661
Accrued Bonus	3,955	2,429
Dividends and Distribution Payable (1)	3,847	—
Other	2,660	2,089
Total Accrued and Other Current Liabilities	$40,464	$27,838

(1) See Note 12. Stockholders’ and Members’ Equity.

Statement of Operations Other Statement of Operations information is as follows:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$27,880	$23,388	$13,450
Amortization - Intangible Assets	32,605	20,413	6,075
Accretion of Asset Retirement Obligations	282	226	145
Total Depreciation, Amortization and Accretion Expense	$60,767	$44,027	$19,670

Other Operating Expenses
Loss (Gain) on Disposal of Asset, Net	$275	$133	$(5,100)
Transaction Costs	335	3,389	1,010
Abandoned Projects (1)	2,047	2,125	2,444
Total Other Operating Expense (Income), Net	$2,657	$5,647	$(1,646)

Interest Expense
Interest on Debt Instruments	$26,221	$10,711	$5,727
Less: Capitalized Interest	(2,791)	(3,820)	(5,978)
Interest on Debt Instruments Less Capitalized Interest	23,430	6,891	(251)
Amortization of Financing Costs	2,043	783	511
Interest Expense, Net	$25,473	$7,674	$260

(1)	Abandoned Projects expense is primarily related to expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

Significant Customers

Customers that comprised more than 10% of our total revenues are as follows:

	Year Ended December 31,
	2021		2020	2019
ConocoPhillips	46%		38%	20%
Marathon Oil	**	%	** %	16%
Oxy USA	10%		15%	15%
XTO Energy Inc.	**	%	10%	** %

**	Revenues were less than 10%

As of December 31, 2021, ConocoPhillips accounted for 37%, Chevron Corporation accounted for 11% and Marathon Oil Corporation accounted for 10% of accounts receivable. As of December 31, 2020, ConocoPhillips accounted for 33%, OXY USA Inc. accounted for 15% and Marathon Oil Corporation accounted for 12% of accounts receivable.

Supplemental Non-Cash Disclosure

Significant non-cash activity for the years ended December 31, 2021, 2020 and 2019 is discussed in the following locations:

Non-Cash Item	Location

Cash Paid for Interest	Consolidated Statements of Cash Flows
Cash Paid for Income Taxes	Consolidated Statements of Cash Flows
Non-Cash Investing and Financial Activities
Equity Issued in Acquisitions	Note 4. Acquisitions
Redeemable Preferred Units Issued in Acquisition	Note 4. Acquisitions
Redeemable Preferred Units Converted	Note 10. Redeemable Preferred Units
Accretion and Dividend Related to Redeemable Preferred Units	Consolidated Statements of Stockholders' and Members' Equity
Asset Retirement Obligations	Note 7. Asset Retirement Obligations
Accrued Additions to Property, Plant and Equipment	Note 5. Property, Plant and Equipment

4.Acquisitions

Concho Lea County Acquisition

On June 11, 2020, we acquired certain produced water handling, transportation and water disposal assets in Lea County, New Mexico (the “Lea County Acquisition”) from a wholly-owned subsidiary of Concho. This acquisition further expanded our water infrastructure system in the Delaware basin and further extended and expanded our water management agreement with Concho.

The net purchase consideration was $149.6 million, which comprised $77.6 million of Class A units (4,561,391 units) and $72.0 million of Redeemable Preferred Units with a face value of $75.0 million. (See Note 10. Redeemable Preferred Units). We incurred $1.6 million of acquisition-related costs, which are included in Transaction Costs in 2020.

The following table sets forth our purchase price allocation:

(in thousands)
Fair Value of Consideration
Class A Units Issued to Seller	$77,602
Redeemable Preferred Units Issued to Seller	71,974
Total Consideration	149,576

Fair Value of Assets Acquired and Liabilities Assumed
Property, Plant and Equipment - Water Handling Facilities	18,566
Property, Plant and Equipment - Pipelines (including right of way)	33,897
Intangible Assets - Contracts (1)	90,300
Asset Retirement Obligations	(776)
Total Assets Acquired	$141,987
Goodwill	7,589

(1)	On January 15, 2021, ConocoPhillips acquired Concho and assumed the customer contract.

During the year ended December 31, 2020, we recorded revenue and earnings of $4.0 million and $1.5 million, respectively, in the consolidated statement of operations associated with the Concho Lea County Acquisition.

Concho Eddy County Acquisition

On July 30, 2019, we acquired certain produced water handling, transportation and water disposal assets in Eddy County, New Mexico and Reeves and Culberson Counties, Texas of a wholly-owned subsidiary of Concho. The net purchase consideration was $330.6 million, which comprised $55.4 million in cash and $275.2 million of Solaris LLC Class D units (6,385,948 units). This acquisition expanded our water infrastructure system in the Northern Delaware Basin and established a long-term produced water management agreement with Concho.

The purchase price was allocated primarily to intangible assets for acquired customer contracts ($270.4 million), property plant and equipment ($50.2 million), and goodwill ($11.1 million).

During 2020, we made measurement period adjustments to reflect facts and circumstances that existed at the time of the acquisition. The adjustments resulted in a $0.6 million increase in Goodwill and a $0.6 million decrease to Property, Plant & Equipment.

During the year ended December 31, 2019, we recorded revenue and earnings of $8.8 million and $4.7 million, respectively, in the consolidated statement of operations associated with the Concho Eddy County Acquisition. We incurred $1.0 million of acquisition-related costs, which is included in Transaction Costs.

Proforma – Concho Lea and Eddy County Acquisitions

The unaudited pro forma results presented below have been prepared to give effect to the acquisitions discussed above on our results of operations for the years ended December 31, 2020 and 2019 as if the acquisitions had been consummated on January 1, 2019. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisitions had been completed on such date or to project results of operation for any future date or period.

(in thousands)	Year Ended December 31,
	2020	2019
Pro Forma (unaudited)
Total Revenues	$176,399	$ 137,926
Net Income	2,618	22,311

5.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	December 31,
	2021	2020
Wells, Facilities, Water Ponds, and Related Equipment (1)	$329,935	$335,096
Pipelines	327,140	276,433
Land	2,063	2,063
Vehicles, Equipment, Computers and Office Furniture	17,359	14,726
Assets Subject to Depreciation	676,497	628,318
Projects and Construction in Progress	24,259	33,128
Total Property, Plant and Equipment	700,756	661,446
Accumulated Depreciation	(67,749)	(43,258)
Total Property, Plant and Equipment, Net	$633,007	$618,188

(1) See Abandoned Asset, below.

Depreciation expense was $27.9 million, $23.4 million and $13.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Property, Plant and Equipment cash expenditures were approximately $74.7 million, $139.6 million and $183.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued PP&E additions totaled $5.5 million at December 31, 2021, $13.2 million at December 31, 2020, and $43.5 million at December 31, 2019.

Abandoned Asset

In late third quarter 2021, management completed its evaluation of the performance of a saltwater disposal asset (“SWD well”), located in Eddy County, New Mexico and concluded that the well should be shut-in and taken out of service. We drilled this well in the second quarter of 2017 and encountered technical difficulties requiring significant incremental capital expenditure. The asset was put into service in May of 2018. During July 2021, we re-entered the well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action as the well is unable to remain in service in its current condition. Accordingly, we have removed the cost and the associated accumulated depreciation and recognized a charge of $28.5 million for the remaining net book value of the well. The charge has been reflected in Abandoned Well Costs in the Statements of Operations.

Asset Disposals

We recognized a gain on disposal of assets of $5.8 million for the year ended December 31, 2019. For the year ended December 31, 2019, the asset cost and accumulated depreciation related to these assets were $4.5 million and $0.3 million, respectively, at the time of disposal.

We recognized a loss on disposal of assets of $0.2 million, $0.1 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, the asset cost and accumulated depreciation related to these assets was $0.8 million and $0.3 million, respectively, at the time of disposal, and the salvage value received was $0.3 million. For the year ended December 31, 2020, the asset cost and accumulated depreciation related to these assets was $0.4 million and $0.2 million, respectively, at the time of disposal, and the salvage value received was $0.1 million. For the year ended

December 31, 2019, the asset cost and accumulated depreciation related to these assets was $0.9 million and $0.1 million, respectively at the time of disposal, and the salvage value received was $0.1 million.

Asset Impairment

We recognized a loss on impairment of assets of $1.6 million, $1.0 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in Abandoned Projects. In 2021, the asset cost and accumulated depreciation related to these assets was $1.6 million and $0, respectively at the time of impairment. In 2020, the asset cost and accumulated depreciation related to these assets was $1.0 million and $0, respectively at the time of impairment. In 2019, the asset cost and accumulated depreciation related to these assets was $1.6 million and $0, respectively at the time of impairment.

6.Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(in thousands)	Total
Balance as of December 31, 2019	$26,357
Additions	7,589
Measurement Period Adjustment	639
Balance as of December 31, 2020	34,585
Current Period Changes	-
Balance as of December 31, 2021	$34,585

Our goodwill is not deductible for federal income tax purposes. See Note. 4. Acquisitions.

Intangible Assets

All our intangible assets are subjected to amortization and are related to customer contracts acquired through acquisitions. The components of the intangible assets are as follows:

(in thousands)	December 31,
	2021	2020
Gross Value	$365,032	$365,032
Accumulated Amortization	(60,102)	(27,497)
Net Carrying Value	$304,930	$337,535

Substantially all the net carrying value of our intangible assets is attributable to contracts that expire in 2035. The table below shows the expected amortization of intangibles as of December 31, 2021:

(in thousands)	Amount
2022	$36,735
2023	37,404
2024	36,888
2025	35,050
2026	31,958
Thereafter	126,895

Amortization expense was $32.6 million, $20.4 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.Asset Retirement Obligations

Our ARO are primarily related to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. A reconciliation of the changes in ARO is as follows:

(in thousands)	December 31,
	2021	2020
Asset Retirement Obligations at January 1,	$5,291	$3,375
Liabilities Incurred	585	936
Liabilities Incurred on Acquisition	—	776
Reduction for Assets Sold	—	(22)
Accretion Expense	282	226
Asset Retirement Obligations at December 31	$6,158	$5,291

8.TRA Liability

At the closing of the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Legacy Owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. As of December 31, 2021, we accrued an estimated long-term TRA liability of $75.6 million associated with the purchase of Solaris LLC units by us with our Class A common stock Offering and for the conversions from Solaris LLC units to Class A common stock on December 6, 2021.

The calculation of the TRA liability is complex and data-intensive due to: 1) the intricacy of the provisions of the Tax Receivable Agreement; 2) historical tax data with asset step-ups in connection with previous acquisitions and/or equity offerings; 3) the need to make assumptions and allocations on an asset by asset basis for both the historical tax basis and the step-up tax basis due to transactions; 4) the need to identify the underlying attributes associated with numerous individual TRA Holders’ accounts in order to complete specific Legacy Owner calculations; and 5) various tax elections that can be made upon the filing of the tax return.

Therefore, the balance of the TRA liability resulting from IPO and the subsequent conversion of Solaris LLC units to Class A common stock on December 6, 2021, which was recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings for the 2021 tax year to be made later in 2022. Any change in the balance of the TRA liability related to the IPO and subsequent conversion of Solaris LLC units to Class A common stock will be recorded as an adjustment to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future conversions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to additional paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

We estimate if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2021, the TRA liability would be approximately $221.8 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2021, we estimate the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $193.4 million, discounted. The amount of this liability for a change of control can be significantly impacted by the closing price of our Class A shares on the applicable exchange date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

9.Long-Term Debt

Our Long-Term Debt consists of the following:

(in thousands)	December 31,
	2021	2020
7.625% Senior Sustainability-Linked Notes	$400,000	$—
Revolving Credit Facility	—	297,000
Total Long-Term Debt	400,000	297,000
Less: Unamortized Deferred Financing Costs	(7,949)	—
Total Long-Term Debt, Net of Unamortized Financing Costs	$392,051	$297,000

Senior Sustainability-Linked Notes

In April 2021, we issued $400.0 million aggregate principal amount of 7.625% Senior Sustainability-Linked Notes (the “Notes”) due April 1, 2026. Proceeds from the offering were $390.6 million, net of $9.4 million of debt issuance costs, and were used to repay $297.0 million of borrowings under the Credit Facility, redeem outstanding redeemable preferred units for $74.4 million, and for general corporate purposes.

The Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Notes are guaranteed on a senior unsecured basis by our wholly- owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time on or after April 1, 2023 at redemption prices ranging from 103.8125% on or after April 1, 2023 to 100% on or after April 1, 2025. In addition, on or before April 1, 2023, we may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the Notes, plus accrued interest. At any time prior to April 1, 2023, we may also redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium. If we undergo a change of control, we may be required to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued interest.

Certain of these redemption prices are subject to increase if we fail to satisfy the Sustainability Performance Target (as defined in the indenture governing the Notes and referred to herein as “SPT”) and provide notice of such satisfaction to the trustee. From and including the interest period ending on October 1, 2023, the interest rate shall be increased by 25 basis points to 7.875% per annum unless we notify the trustee for the Notes at least 30 days prior to April 1, 2023 that, for the year ending December 31, 2022: (i) the SPT has been satisfied and (ii) the satisfaction of the SPT has been confirmed in accordance with customary procedures.

Credit Facility

Concurrent with the Notes offering in April 2021, we entered into a Restated Credit Agreement to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) provide for a $75.0 million incremental revolving facility, which shall be on the same terms as under the Credit Facility, (v) annualize EBITDA for 2021 for the purpose of covenant calculations for 2021, (vi) amend the leverage ratio covenant to comprise of a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00 to

1.00, for the third quarter of 2021 to 4.75 to 1.00, and thereafter to 4.50 to 1.00 and (viii) add a secured leverage covenant of 2.50 to 1.00.

We incurred $1.4 million of expenses to refinance the Credit Facility that is included in other long- term assets. We accounted for the Restated Credit Agreement as a debt modification and recognized a loss of $0.4 million in April 2021.

As of December 31, 2021, we had no outstanding borrowings under the Credit Facility, $0.15 million in letters of credit outstanding and $200.0 million in revolving commitments available.

As of December 31, 2020, we had $297.0 million of outstanding borrowings under the Credit Facility, $0.15 million in letters of credit outstanding and $5.5 million in revolving commitments available.

The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At December 31, 2021, we were in compliance with all covenants contained in the Credit Facility.

10.Redeemable Preferred Units

On June 11, 2020, we issued 7,500 Redeemable Preferred Units (the “Preferred Units”) to ConocoPhillips as part of the consideration in the Lea County Acquisition. The Preferred Units, which had a face value of $75.0 million, were initially recorded at $72.0 million, their issuance-date fair value.

On November 9, 2020, we issued a capital call to ConocoPhillips for $1.9 million. ConocoPhillips elected to redeem 193 Preferred Units in exchange for 192,981 Solaris LLC Class A units to satisfy this call.

Because the Preferred Units would have become redeemable by ConocoPhillips following the fifth anniversary of the issuance and were redeemable by us at any time, we elected to accrete changes in the redemption value over the period from the date of issuance to the date that the instrument would have been redeemable, using the effective interest method.

Concurrent with the closing of the Notes discussed in Note 8. Long-Term Debt, we repaid and redeemed all outstanding Preferred Units on April 1, 2021 for cash of $74.4 million.

11.Income Taxes

(Loss) Income Before Income Taxes

Our (loss) income before income taxes is comprised of the following:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Domestic	$(6,711)	$30	$13,061
Foreign	-	-	-
Total	$(6,711)	$30	$13,061

The (loss) income before income taxes above includes the pre- and post-IPO periods during the year ended December 31, 2021. Prior to the IPO, Solaris LLC was structured as a partnership and, therefore, was subject to certain limited liability corporation entity-level taxes, but generally not subject to U.S. federal income taxes. As part of the Corporate Reorganization, Aris Inc. was created as a C Corporation and is now subject to U.S. federal and state taxes. See Note 1. Organization and Background of Business.

Income Tax Provision

The income tax provision consists of the following:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Current Tax (Benefit) Expense
Federal	$-	$-	$-
State	(81)	23	1
Total Current Tax (Benefit) Expense	(81)	23	1

Deferred Tax Expense
Federal	323	-	-
State	56	-	-
Total Deferred Tax Expense	379	-	-
Total Income Tax Expense	$298	$23	$1

Effective Tax Rate (“ETR”)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is comprised of the following:

(in thousands, except percentages)	Year Ended December 31,
	2021		2020 (1)		2019 (1)
	$	%	$	%	$	%
Statutory Rate Applied to (Loss) Income Before Taxes	$(1,409)	21.0%	$-	-%	$-	-%
Effect of
State Taxes, Net of Federal Benefit	45	(0.7)%	-	-	-	-
Pre-IPO Non-taxable/deductible Income	2,186	(32.5)%	-	-	-	-
Noncontrolling Interests	(464)	6.9%	-	-	-	-
Texas Tax Payable Write-off	(81)	1.2%	-	-	-	-
Other	21	(0.3)%	-	-	-	-
Total Effective Tax Rate	$298	(4.4)%	$-	-%	$-	-%

(1)	Prior to the IPO, Solaris LLC was structured as a partnership and, therefore, was generally not subject to U.S. federal income taxes.

The effective tax rates for the years ended December 31, 2021, 2020 and 2019 were (4.4)%, 0.00% and 0.00%, respectively. Differences between the U.S. federal statutory rate and the effective rate for the year ended 2021 primarily relate to the organizational structure discussed above whereby the U.S. income (loss) flowed through to partners.

The most significant items impacting the effective tax rate during fiscal year 2021 were due to the non-controlling interests and the non-deductible pre-IPO loss. As part of the Corporate Reorganization, Aris, Inc. acquired an ownership interest in Solaris LLC and its subsidiaries. Solaris LLC is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. Any taxable income or loss generated by Solaris LLC, after Aris Inc.'s acquisition of its portion of Solaris LLC, is passed through and included in the taxable income or loss of its members, including Aris Inc., in accordance with the terms of the Solaris LLC operating agreement. Aris Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Solaris LLC. As Solaris LLC and its subsidiaries are consolidated in our financial statements, we remove U.S. pre-tax book (income) loss not attributable to Aris Inc. which resulted in a decrease to the tax benefit of $2.2 million for the pre-IPO loss and an increase to the benefit of $0.5 million for the noncontrolling interests for the year ended December 31, 2021.

Deferred Tax Assets and Liabilities

The tax effects of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31,
	2021	2020
Deferred Income Tax Assets
Net Operating Losses	$67,769	$-
Total Deferred Income Tax Assets	67,769	-
Valuation Allowance	(608)	-
Net Deferred Income Tax Assets	67,161	-
Deferred Income Tax Liabilities
Investment in Partnership	(47,228)	-
Total Deferred Income Tax Liabilities	(47,228)	-
Net Deferred Income Tax Asset	$19,933	$-

The net deferred income tax asset of $19.9 million is comprised of a net deferred income tax asset of $67.2 million, primarily related to net operating losses (“NOLs”), offset by a deferred income tax liability of $47.2 million pertaining to investment in partnership. The initial recognition of the deferred income tax asset was recorded as an increase to additional paid-in capital on the date of IPO and subsequent conversion of Solaris LLC units as a result of the Corporate Reorganization.

At December 31, 2021, we had unused federal NOL carryforwards for federal income tax purposes of approximately $282.9 million, which can be carried forward indefinitely and $1.4 million, which expire from 2036 through 2037 and may be used to offset future taxable income. In addition, we had unused NOL carryforwards for state income tax purposes of approximately $159.9 million, which can be carried forward indefinitely and $13.0 million, which expire from 2037 through 2039. All deferred tax assets are evaluated using positive and negative evidence as to their future realization.

As of December 31, 2021, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this, we have provided a valuation allowance of $0.6 million on the deferred tax assets related to these state NOL carryforwards.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the state carryforwards may expire before being applied to reduce future income tax liabilities. If there is a change in our assessment of the amount of deferred income tax assets that are realizable, adjustments to the valuation allowance will be made in future periods.

Other

Our predecessor, Solaris LLC, is a Delaware limited liability company treated as a partnership for federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net (loss) income in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during periods prior to the IPO. Solaris LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including Aris Inc., and except for Texas franchise tax, any taxable income of Solaris LLC is reported in the respective tax returns of its members.

Management evaluates uncertain tax positions for recognition and measurement in the financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2021, we have no significant uncertain tax positions.

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2017 through 2020.

Solaris LLC is subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expense related to Texas margin tax was immaterial for the years ended December 31, 2021 and 2020. Solaris LLC is also subject to New Mexico corporate income and franchise taxes.

12.Stockholders’ and Members’ Equity

Stockholders’ Equity

Holders of our Class A common stock and our Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. To the extent we pay any cash dividends on our Class A common stock, under the terms of our organizational documents, Solaris LLC will pay an equivalent cash distribution on the Solaris LLC units, and each share of Class A common stock and each Solaris LLC unit will receive the same cash amount.

Members’ Equity

Prior to the amendment and restatement of the Solaris LLC agreement, Solaris LLC’s operations were governed by the provisions of a limited liability company agreement that set forth the rights and obligations of each class of membership interest. Solaris LLC previously had four classes of membership units outstanding – Class A, B, C, and D. Allocations of net income and loss were made to the members based on a hypothetical liquidation. As part of the Offering, all classes of Solaris LLC membership units were consolidated into a single class of unit. See also Note 1. Organization and Background of Business.

Dividends and Distributions

On December 6, 2021, we announced that our Board of Directors had declared a dividend on our Class A common stock for the fourth quarter of 2021 of $0.07 per share, which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of our IPO. The dividend, which totaled $1.6 million, was paid on January 27, 2022 to holders of record of our Class A common stock as of the close of business on January 6, 2022. In conjunction with the dividend payment, a distribution of $0.07 per unit was paid to unit holders of Solaris LLC. The distribution to unit holders of Solaris LLC, which totaled $2.3 million, was subject to the same payment and record dates.

On February 25, 2022, we announced that our Board of Directors had declared a dividend on our Class A common stock for the first quarter of 2022 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 29, 2022 to holders of record of our Class A common stock as of the close of business on March 17, 2022. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

13.Commitments and Contingencies

In the normal course of business, we are subjected to various claims, legal actions, contract negotiations and disputes. We provide for losses, if any, in the period in which they become probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying financial statements.

Additionally, we are party to a guarantee related to a lease agreement with Solaris Energy Management, LLC (“SEM”), a related party of the Company, for the rental of office space at our corporate headquarters. As of December 31, 2021, our share of SEM’s future commitment related to this lease agreement is $3.0 million. See Note 16. Related Party Transactions.

Other Commitments

In the normal course of business, we enter short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of December 31, 2021, we have purchase obligations and commitments of approximately $11.0 million due in the next twelve months.

We are party to a surface use and compensation agreement by which we have agreed to a minimum annual payment for each of the first ten years beginning in 2020, in exchange for certain rights to access and use the land for the limited purposes of conducting water operations for a period of thirteen years. The minimum annual payments are subject to netting against royalty payments paid. Minimum annual payments begin in 2022.

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place as of December 31, 2021:

(in thousands)
	2022	2023	2024	2025	2026	Thereafter	Total
Purchase Commitments	$10,974	$-	$-	$-	$-	$-	$10,974
Surface Use and Compensation	829	1,150	1,200	1,250	1,300	4,450	10,179
Operating Leases	824	638	622	514	438	816	3,852
Total	$12,627	$1,788	$1,822	$1,764	$1,738	$5,266	$25,005

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the years ended December 31, 2021, 2020 and 2019, we recognized $3.1 million, $6.5 million and $0 of expenses, respectively, related to environmental matters that were recorded in Operating Expense. We also recognized $3.1 million of insurance proceeds receivable at December 31, 2021 that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

14.Earnings Per Share

Net Income Per Share

Basic net income per share attributable to our Class A common stock is computed by dividing net income attributable to Aris Water Solutions, Inc. for the period subsequent to the IPO by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period are weighted for the portion of the period in which the shares were outstanding.

Diluted net income per share of Class A common stock is computed by dividing net income attributable to Aris Water Solutions, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Prior to the IPO, Solaris LLC’s capital structure included Class A, Class B, Class C, and Class D units. We determined that the presentation of net income (loss) per unit for the period prior to the IPO would not be meaningful due to the significant nature of the Corporate Reorganization transactions on the capital structure. Therefore, net income (loss) per unit information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the period from October 26, 2021 to December 31, 2021, which represents the period subsequent to the IPO:

Period of October 26 —
(in thousands, except for share and per share/unit amounts)	December 31, 2021

Net Income Attributable to Stockholders'/Members' Equity	$3,321
Less: Net Income Attributable to Noncontrolling Interest	(2,209)
Net Income Attributable to Aris Water Solutions, Inc.	1,112

Basic and Diluted Weighted Average Outstanding Shares
Class A Common Stock	20,888,675

Basic and Diluted Net Income Per Share of Class A Common Stock	$0.05

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they are convertible into shares of Class A common stock on a one-for-one basis. The 31,716,104 shares of Class B common stock outstanding as of December 31, 2021 were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share of Class A common stock.

In addition, 1,391,333 unvested restricted stock units were excluded from the computation of diluted net income per share of Class A common stock as they were also determined to be anti-dilutive.

15.Stock-Based Compensation and Other Compensation Plans

2021 Equity Incentive Plan

In connection with the Offering, our Board of Directors adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan allows for the grant of stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights (SARs), alone or in conjunction with other awards; restricted stock and restricted stock units (RSUs); incentive bonuses, which may be paid in cash, stock, or a combination thereof; and other stock-based awards. We refer to these collectively herein as Awards.

The 2021 Plan is administered by our compensation committee, or such other committee designated by our Board of Directors to administer the plan.

The maximum number of shares of Class A common stock that may be issued under the 2021 Plan will not exceed 5,350,000 shares (the “Share Pool”), subject to certain adjustments in the event of a change in our capitalization.

Recent Equity Awards

During the period October 26, 2021 through December 31, 2021, we made the following awards under the 2021 Plan:

●	47,696 shares of restricted stock with a weighted average fair value of $13.00 per share, which vest in 12 months from award date;
●	831,198 time-based RSUs with a weighted average fair value of approximately $13.03 per unit, which vest in the following installments: (i) 50% at the first anniversary of the award date, (ii) 25% at the second anniversary of the award date, and (iii) 25% at the third anniversary of the award date;
●	560,135 time-based RSUs with a weighted average fair value of $12.14 per unit, which vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one third at the third anniversary of the award date;
●	26,430 RSUs with a weighted average fair value of $12.68 per unit which vested immediately.

As of December 31, 2021, approximately $17.0 million of compensation cost related to all of our unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.8 years. Common stock dividends are paid on unvested shares of restricted stock and RSUs. We issue new shares of our common stock when awarding restricted stock and RSUs.

For the year ended December 31, 2021, we recognized total stock-based compensation expense of approximately $1.6 million, of which $1.5 million is included in general and administrative expense and $0.1 million is included in direct operating costs.

401(k) Plan

We sponsor a Safe Harbor 401(k) Plan with a Company match of up to 4% of the employee’s salary.

16.Related Party Transactions

Solaris Energy Management, LLC

On September 14, 2016, we entered into an administrative services arrangement with Solaris Energy Management, LLC (“SEM”), a company owned by William A. Zartler, our Founder and Executive Chairman, for the provision of certain personnel and administrative services at cost. Beginning in 2020, services provided by SEM are administrative only. In addition, SEM provides office space and services for equipment and supplies to us under the administrative services agreement.

For the years ended December 31, 2021, 2020 and 2019, we incurred $0.6 million, $0.5 million, and $1.1 million, respectively, for these services, included in general and administrative expenses.

We had $0.05 million accrued payables to SEM at December 31, 2021 and no outstanding payable balance at December 31, 2020. As of December 31, 2021 and 2020, we had a prepaid balance to SEM of $0.2 million to cover future rent and other expenses.

Solaris Energy Capital, LLC

There are certain de minimis general and administrative expenses that are paid on our behalf by Solaris Energy Capital, LLC, a company owned by William A. Zartler, and are recorded in general and administrative expenses. We had no outstanding payables to Solaris Energy Capital, LLC. As of December 31, 2021 and 2020.

Blanco Aviation, LLC

We are a party to an aircraft “dry” lease arrangement with Blanco Air Services, LLC, a company owned by William A. Zartler, for the use of certain aircrafts billed at an hourly rate. We incurred expense of $70 thousand, $64 thousand and $228 thousand for the years ended December 31, 2021, 2020, and 2019, respectively, which are recorded in general and administrative expenses. We had no outstanding balance payable to Blanco Aviation, LLC at December 31, 2021 and the balance outstanding at December 31, 2020 was de minimis.

Vision Resources, Inc.

We purchase brackish water for use in our water solutions activities from Vision Resources, Inc (“Vision”). Vision is a Legacy Owner of Solaris LLC. For the years ended December 31, 2021, 2020 and 2019, we made purchases of $1.5 million, $1.7 million and $0.8 million, respectively, for water and services. We also rent office space from an affiliate of Vision in Carlsbad, New Mexico and have incurred rent expense of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

ConocoPhillips

We and ConocoPhillips, one of our principal owners, entered a 13-year water gathering and handling agreement, pursuant to which ConocoPhillips agreed to dedicate all the produced water generated from its current and future acreage in a defined area of mutual interest (“AMI”) in New Mexico and Texas. As of December 31, 2021 and 2020, we had a receivable of $20.2 million and $11.5 million, respectively, from ConocoPhillips that was recorded in Accounts Receivable from Affiliate. As of December 31, 2021 and 2020, we had a payable of $1.4 million and $1.9 million, respectively, to ConocoPhillips that was recorded in Payables to Affiliate. The following table shows revenue and expenses from ConocoPhillips:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Revenues from ConocoPhillips	$105,644	$66,507	$23,245
Operating Expense Reimbursed to ConocoPhillips	$1,302	$3,532	$2,765

Operating expenses reimbursed to ConocoPhillips are related to ConocoPhillips’ costs for operating certain assets on our behalf between closing and the transfer of the acquired assets and other ongoing operating expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. We are not required to have, or to engage our independent audit firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

This Annual Report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III. OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://ir.ariswater.com/corporate-governance/governance-documents. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements: The consolidated financial statements and related notes, together with the report of BDO USA, LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
(2)	Financial Statement Schedules: All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.
(3)	Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

4.1*	Description of Securities of the Registrant.

4.2

Registration Rights Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc., Solaris Midstream Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

4.3

Indenture, dated as of April 1, 2021, among Solaris Midstream Holdings, LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on September 23, 2021, File No. 333-259740).

10.1

Fourth Amended and Restated Limited Liability Company Agreement of Solaris Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.2	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.3	Indemnification Agreement (Amanda M. Brock) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.4	Indemnification Agreement (Brenda R. Schroer) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.5	Indemnification Agreement (Dustin A. Hatley) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.6	Indemnification Agreement (Joseph Colonnetta) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.7	Indemnification Agreement (Debra Coy) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.8	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

Exhibit	Description

10.9	Indemnification Agreement (Andrew O’Brien) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.10	Indemnification Agreement (Donald C. Templin) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.11	Indemnification Agreement (M. Max Yzaguirre) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.12

Director Nomination Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc., COG Operating LLC and Yorktown Energy Partners XI, L.P (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.13

Tax Receivable Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

10.14

Second Amended and Restated Credit Agreement, dated as of April 1, 2021, among Solaris Midstream Holdings, LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and lead arranger (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on September 23, 2021, File No. 333-259740).

10.15#

Amended and Restated Water Gathering and Disposal Agreement, dated June 11, 2020, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil & Gas LLC and COG Acreage LP (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.16†	Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

10.17†

Letter Agreement between Solaris Midstream Holdings, LLC and William Zartler dated January 29, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.18†

Letter Agreement between Solaris Midstream Holdings, LLC and Amanda Brock dated January 29, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.19*†	Form of Restricted Stock Unit Award Agreement.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm ─ BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

**Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement.

# Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2022	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Brenda R. Schroer
Brenda R. Schroer
Chief Financial Officer

/s/ Dustin A. Hatley
Dustin A. Hatley
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DateSignature

March 1, 2022/s/ Amanda M. Brock

Amanda M. Brock

President, Chief Executive Officer, and Director

March 1, 2022/s/ Brenda R. Schroer

Brenda R. Schroer

Chief Financial Officer

March 1, 2022/s/ Dustin A. Hatley

Dustin A. Hatley

Chief Accounting Officer

March 1, 2022/s/ William A. Zartler

William A. Zartler

Chairman of the Board

March 1, 2022/s/ Joseph Colonnetta

Joseph Colonnetta

Director

March 1, 2022/s/ Debra G. Coy

Debra G. Coy

Director

March 1, 2022/s/ W. Howard Keenan, Jr.

W. Howard Keenan, Jr.

Director

March 1, 2022/s/ Andrew O’Brien

Andrew O’Brien

Director

March 1, 2022/s/ Donald C. Templin

Donald C. Templin

Director

March 1, 2022/s/ M. Max Yzaguirre

M. Max Yzaguirre

Director