Form 10-Q
period 2022-03-31
Aris Water Solutions, Inc.
filed 2022-05-10
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, the registrant had 21,996,433 shares of Class A common stock, $0.01 par value per share, and 31,568,017 shares of Class B common stock, $0.01 par value per share, outstanding.

Introductory Note Regarding Definitions

The registrant, Aris Water Solutions, Inc. (“Aris Inc.”), was incorporated on May 26, 2021 as a Delaware corporation. Aris Inc. was formed to serve as the issuer in an initial public offering (“IPO” or the “Offering”) of equity, which was completed on October 26, 2021. Concurrent with the completion of the Offering, Aris Inc. became the new parent holding company of Solaris Midstream Holdings, LLC (“Solaris LLC”), a Delaware limited liability company. Except as otherwise indicated or required by the context, all references to the “Company,” “we,” “our,” and “us” or similar terms refer to (i) Solaris LLC and its consolidated subsidiaries before the completion of the Offering and (ii) Aris Inc. and its consolidated subsidiaries as of the completion of the Offering and thereafter.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the current conflict between Russia and Ukraine on the global economy, including its impacts on financial markets and the energy industry;
●	impacts of cost inflation on our operating margins;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal lands, income taxes and various other matters;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to renew or replace expiring contracts on acceptable terms;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;

●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	physical, electronic and cybersecurity breaches; and
●	the other risks described in our 2021 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Should one or more of the risks or uncertainties described in this Quarterly Report or in our 2021 Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, are expressly qualified in their entirety by this cautionary statement.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	March 31,	December 31,
	2022	2021
Assets
Cash	$67,779	$60,055
Accounts Receivable, Net	50,792	41,973
Accounts Receivable from Affiliate	19,584	20,191
Other Receivables	2,730	4,126
Prepaids and Deposits	5,191	6,043
Assets Held for Sale	7,450	—
Total Current Assets	153,526	132,388
Fixed Assets
Property, Plant and Equipment	696,275	700,756
Accumulated Depreciation	(68,160)	(67,749)
Total Property, Plant and Equipment, Net	628,115	633,007
Intangible Assets, Net	295,746	304,930
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	22,439	19,933
Right-of-Use Assets	7,002	—
Other Assets	1,708	1,850
Total Assets	$1,143,121	$1,126,693
Liabilities and Stockholders' Equity
Accounts Payable	$19,281	$7,082
Payables to Affiliate	1,740	1,499
Accrued and Other Current Liabilities	46,174	40,464
Total Current Liabilities	67,195	49,045
Long-Term Debt, Net of Debt Issuance Costs	392,518	392,051
Asset Retirement Obligation	7,530	6,158
Tax Receivable Agreement Liability	77,095	75,564
Other Long-Term Liabilities	5,398	1,336
Total Liabilities	549,736	524,154
Commitments and Contingencies (see Note 10)
Stockholders' Equity:
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 22,006,624 issued and 21,996,433 outstanding as of March 31, 2022, 21,858,022 issued and 21,847,831 outstanding as of December 31, 2021	219	218
Class B Common Stock $0.01 par value, 180,000,000 authorized, 31,568,017 issued and outstanding as of March 31, 2022, 31,716,104 issued and outstanding as of December 31, 2021	316	317
Treasury Stock (at Cost), 10,191 shares	(135)	(135)
Additional Paid-in-Capital	215,805	212,926
Accumulated Deficit	(4,741)	(457)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	211,464	212,869
Noncontrolling Interests	381,921	389,670
Total Stockholders' Equity	593,385	602,539
Total Liabilities and Stockholders' Equity	$1,143,121	$1,126,693

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31,
	2022	2021
Revenue
Produced Water Handling	$35,100	$21,651
Produced Water Handling—Affiliates	21,081	18,086
Water Solutions	11,644	1,943
Water Solutions—Affiliates	3,144	4,509
Total Revenue	70,969	46,189
Cost of Revenue
Direct Operating Costs	26,671	20,754
Depreciation, Amortization and Accretion	16,579	14,957
Total Cost of Revenue	43,250	35,711
Operating Costs and Expenses
General and Administrative	10,730	4,695
Impairment of Long-Lived Assets	15,597	—
Loss on Asset Disposal and Other	1,064	317
Total Operating Expenses	27,391	5,012
Operating Income	328	5,466
Interest Expense, Net	7,785	2,651
(Loss) Income Before Income Taxes	(7,457)	2,815
Income Tax Benefit	(840)	—
Net (Loss) Income	(6,617)	2,815
Equity Accretion and Dividend—Redeemable Preferred Units	—	7
Net (Loss) Income Attributable to Stockholders'/Members' Equity	$(6,617)	$2,822
Net Loss Attributable to Noncontrolling Interest	(4,395)
Net Loss Attributable to Aris Water Solutions, Inc.	$(2,222)

Net Loss Per Share of Class A Common Stock, Basic and Diluted	$(0.11)
Weighted Average Shares of Class A Common Stock Outstanding, Basic and Diluted	21,852,966

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended March 31,
	2022	2021
Cash Flow from Operating Activities
Net (Loss) Income	$(6,617)	$2,815
Adjustments to reconcile Net (Loss) Income to Net Cash provided by Operating Activities:
Deferred Income Tax Benefit	(840)	—
Depreciation, Amortization and Accretion	16,579	14,957
Stock-Based Compensation	2,337	—
Impairment of Long-Lived Assets	15,597	—
Loss on Disposal of Asset, Net	554	44
Abandoned Projects	2	211
Amortization of Deferred Financing Costs, Net	565	214
Other	203	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,996)	850
Accounts Receivable from Affiliate	608	(768)
Other Receivables	795	896
Prepaids, Deposits and Other Current Assets	852	923
Accounts Payable	1,026	(2,928)
Payables to Affiliate	241	246
Adjustment in Deferred Revenue	14	(149)
Accrued Liabilities and Other	2,470	(737)
Net Cash Provided by Operating Activities	26,390	16,574

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(9,810)	(20,326)
Net Cash Used in Investing Activities	(9,810)	(20,326)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(8,856)	—
Members' Contributions	—	5
Net Cash (Used In) Provided by Financing Activities	(8,856)	5

Net Increase (Decrease) in Cash	7,724	(3,747)
Cash, Beginning of Period	60,055	24,932
Cash, End of Period	$67,779	$21,185

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’/Members’ Equity

(unaudited)

	Three Months Ended March 31, 2022
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2022	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Redemption of Class B Shares for Class A Shares	1	148,087	(1)	(148,087)	1,786	-	-	-	(1,786)	-
Stock-based Compensation	-	515	-	-	958	-	-	-	1,379	2,337
TRA Liability	-	-	-	-	(1,531)	-	-	-	-	(1,531)
Deferred Tax Assets Acquired	-	-	-	-	1,666	-	-	-	-	1,666
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,062)	(2,947)	(5,009)
Net Loss	-	-	-	-	-	-	-	(2,222)	(4,395)	(6,617)
Balance at March 31, 2022	$219	22,006,624	$316	31,568,017	$215,805	$(135)	10,191	$(4,741)	$381,921	$593,385

Three Months Ended March 31, 2021
Members'
Equity
Balance at January 1, 2021	$633,915
Capital Contributions	5
Accretion and Dividend—Redeemable Preferred Units	7
Net Income	2,815
Balance at March 31, 2021	$636,742

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.Organization and Background of Business

Aris Water Solutions, Inc. (“Aris Inc.”, the “Company”, “we”, “our, or “us”) is an independent, environmentally-focused company headquartered in Houston, Texas, that, through its controlling interest in Solaris Midstream Holdings, LLC, a Delaware limited liability company (“Solaris LLC”), provides sustainability-enhancing services to oil and natural gas operators. We strive to build long-term value through the development, construction and operation of integrated produced water handling and recycling infrastructure that provides high-capacity, comprehensive produced water management, recycling and supply solutions for operators in the Permian Basin.

We were incorporated on May 26, 2021 as a Delaware corporation and were formed to serve as the issuer in an initial public offering of equity (the “IPO” or “Offering”) that occurred on October 26, 2021.

Concurrent with the completion of the IPO, we became the new parent holding company of Solaris LLC. As the sole managing member of Solaris LLC, we operate and control the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct our business. We consolidate the financial results of Solaris LLC and report noncontrolling interest related to the portion of Solaris LLC units not owned by us.

In these condensed consolidated financial statements, periods prior to IPO closing reflect the financial statements of Solaris LLC and its subsidiaries. Periods subsequent to IPO closing on October 26, 2021 reflect the financial statements of the consolidated Company including Aris Inc., Solaris LLC and Solaris LLC’s subsidiaries.

2.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per share amounts, in the financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Interim Financial Statements

Our accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have not been audited by our independent registered public accounting firm.

These financial statements include the adjustments and accruals, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidation

We have determined that the members with equity at risk in Solaris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Solaris LLC’s economic performance; therefore, Solaris LLC is considered a variable interest entity (“VIE”). As the managing member of Solaris LLC, we operate and control the business and affairs of Solaris LLC as well as have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Solaris LLC.

Noncontrolling Interests

As of March 31, 2022, we own approximately 41% of Solaris LLC. Our consolidated financial statements include noncontrolling interests representing the percentage of Solaris LLC units not held by us.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these financial statements and disclosures of contingencies. These critical estimates include, among others, determining the fair value of assets acquired and liabilities assumed in acquisitions or disposed through sale, determining the fair value and related impairment of assets held for sale, determining the fair value of assets acquired and liabilities assumed in nonmonetary exchanges, useful lives of property, plant and equipment and amortizable intangible assets, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets, and the liability associated with our Tax Receivable Agreement (the “TRA liability”). Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for the discussion of our significant accounting policies. Other than the updates noted below in Recently Adopted Accounting Pronouncements, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2022.

Fair Value Information

The fair value of our 7.625% Senior Sustainability-Linked Notes (the “Notes”), which are fixed-rate debt, is estimated based on the published market prices for the same or similar issues. Management has designated this measurement as a Level 2 fair value measurement. Fair value information regarding our debt is as follows:

(in thousands)	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$414,000	$400,000	$424,000

The carrying values of our financial instruments, consisting of cash, accounts receivable, and accounts payable, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $69.3 million and $60.1 million at March 31, 2022 and December 31, 2021, respectively.

Related Parties

In 2020, we and ConocoPhillips, one of our principal owners, entered a 13-year water gathering and handling agreement, pursuant to which ConocoPhillips agreed to dedicate all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of March 31,

2022 and December 31, 2021, we had accounts receivable from ConocoPhillips of $19.6 million and $20.2 million, respectively, that were recorded in accounts receivable from affiliate. As of March 31, 2022 and December 31, 2021, we had payables to ConocoPhillips of $1.7 million and $1.4 million, respectively, that were recorded in payables to affiliate. Revenues and expenses related to ConocoPhillips were as follows:

(in thousands)	Three Months Ended
	March 31,
	2022	2021
Revenues from ConocoPhillips	$24,225	$22,595
Operating Expense Reimbursed to ConocoPhillips	$385	$801

Operating expenses reimbursed to ConocoPhillips are related to ConocoPhillips’ costs for operating certain assets on our behalf between closing and the transfer of the acquired assets and other ongoing operating expenses.

Recently Adopted Accounting Pronouncements

Leases. Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) No. 2016-02: Leases and its subsequent amendments (collectively, “ASC Topic 842”). ASC Topic 842 supersedes prior accounting guidance for leases and requires, among other things, lessees to recognize substantially all right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Certain practical expedients are allowed for leases with terms of 12 months or less. ASC Topic 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Our adoption and implementation of ASC Topic 842 as of January 1, 2022 resulted in the recognition of right-of-use assets of $7.9 million and lease liabilities of $7.3 million.

We made policy elections not to capitalize short-term leases for all asset classes and not to separate non-lease components from lease components for all asset classes, except for real estate leases. We also did not elect the package of practical expedients that allowed for certain considerations under the original “Leases (Topic 840)” accounting standard (“Topic 840”) to be carried forward upon adoption of ASU 2016-02.

ASU No. 2018-11, “Targeted Improvements,” provides a transition election not to restate comparative periods for the effects of applying the new lease standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. We elected this transition approach; however, the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2022 was zero.

Our accounting policy for leases is as follows:

We determine whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains an operating or financing lease, at the commencement date, we record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments.

As most of our leases do not provide an implicit borrowing rate, to determine the present value of lease payments, we use our hypothetical secured borrowing rate based on information available at lease commencement. Further, we make a number of estimates and judgments regarding the lease term and lease payments.

Lease Term ─ Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. We include renewal periods and exclude termination periods from our lease term if, at commencement, it is reasonably likely that we will exercise the option.

Lease Payments ─ Certain of our lease agreements include rental payments that are adjusted periodically for inflation or passage of time. These step payments are included within our present value calculation as they are known adjustments at commencement. Some of our lease agreements include variable payments that are excluded from our present value calculation.

Additionally, we have lease agreements that include lease and non-lease components, such as equipment maintenance, which are generally accounted for as a single lease component. For these leases, lease payments include all fixed payments stated within the contract. For real estate lease agreements, we account for lease and non-lease components separately. Our lease agreements do not contain any material residual value guarantees that would impact our lease payments.

See Note 7. Leases.

Financial Instruments – Credit Losses. Effective January 1, 2022, we adopted ASU 2016-13, Financial Instruments – Credit Losses and its subsequent amendments (collectively, “ASC Topic 326”). ASC Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of ASC Topic 326 did not have a material impact on our financial statements.

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	March 31,	December 31,
	2022	2021
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$2,304	$3,099
Reimbursable Projects and Other	426	1,027
Total Other Receivables	$2,730	$4,126

Prepaids and Deposits
Prepaid Insurance and Other	$5,100	$5,953
Deposits	91	90
Total Prepaids and Deposits	$5,191	$6,043

Accrued and Other Current Liabilities
Accrued Operating Expense	$13,787	$17,774
Accrued Capital Costs	10,324	4,603
Accrued Interest	15,439	7,625
Accrued Compensation	1,570	3,955
Dividends and Distributions Payable	—	3,847
Lease Liabilities	1,092	—
Other	3,962	2,660
Total Accrued and Other Current Liabilities	$46,174	$40,464

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended
	March 31,
	2022	2021
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$7,177	$6,739
Amortization - Intangible Assets	9,184	8,151
Accretion of Asset Retirement Obligations	218	67
Total Depreciation, Amortization and Accretion Expense	$16,579	$14,957

Loss on Asset Disposal and Other
Loss on Asset Disposal, Net	$554	$44
Transaction Costs	508	62
Abandoned Projects (1)	2	211
Total Loss on Asset Disposal and Other	$1,064	$317

Interest Expense
Interest on Debt Instruments	$7,812	$2,793
Amortization of Deferred Financing Costs	610	214
Total Interest Expense	8,422	3,007
Less: Amounts Capitalized	(637)	(356)
Interest Expense, Net	$7,785	$2,651

(1)	Abandoned Projects expense is primarily related to expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	March 31,	December 31,
	2022	2021
Wells, Facilities, Water Ponds, and Related Equipment	$310,254	$329,935
Pipelines	324,647	327,140
Land	2,063	2,063
Vehicles, Equipment, Computers and Office Furniture	17,147	17,359
Assets Subject to Depreciation	654,111	676,497
Projects and Construction in Progress	42,164	24,259
Total Property, Plant and Equipment	696,275	700,756
Accumulated Depreciation	(68,160)	(67,749)
Total Property, Plant and Equipment, Net	$628,115	$633,007

Asset Exchanges

During the three months ended March 31, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Assets Held for Sale

Management has committed to a plan to sell certain of our assets located in the Midland Basin and has determined that as of March 31, 2022, these assets met all the criteria for classification as assets held for sale. We anticipate these assets will be sold in 2022. These assets have been re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense of $15.6 million. We estimated the fair value of the assets using indicative bids, which were representative of a Level 2 fair value measurement. The assets have been reclassified as held for sale in the condensed consolidated balance sheet at March 31, 2022, and we have ceased recording depreciation on the assets.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize or, are deemed to realize in certain circumstances, in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balance at March 31, 2022.

The TRA liability totaled $77.1 million at March 31, 2022. The liability increased $1.5 million during the three months ended March 31, 2022 due to the redemption of Class B shares to Class A shares. See Note 9. Stockholders’/Members’ Equity.

As of December 31, 2021, we estimated that if all the remaining Solaris LLC units were redeemed for shares of Class A common stock, the TRA liability would be approximately $221.8 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2021, we estimated the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $193.4 million, discounted. These amounts can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	March 31,	December 31,
	2022	2021
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Revolving Credit Facility	—	—
Total Long-Term Debt	400,000	400,000
Less: Unamortized Deferred Financing Costs	(7,482)	(7,949)
Total Long-Term Debt, Net of Unamortized Financing Costs	$392,518	$392,051

Senior Sustainability-Linked Notes

Our Notes are due April 1, 2026. The Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility (see below). The Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time on or after April 1, 2023 at redemption prices ranging from 103.8125% on or after April 1, 2023 to 100% on or after April 1, 2025. In addition, on or before April 1, 2023, we may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the Notes, plus accrued interest. At any time prior to April 1, 2023, we may also redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium. If we undergo a change of control, we may be required to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued interest.

Certain of these redemption prices are subject to increase if we fail to satisfy the Sustainability Performance Target (as defined in the indenture governing the Notes and referred to herein as “SPT”) and provide notice of such satisfaction to the trustee. From and including the interest period ending on October 1, 2023, the interest rate will be increased by 25 basis points to 7.875% per annum unless we notify the trustee for the Notes at least 30 days prior to April 1, 2023 that, for the year ending December 31, 2022: (i) the SPT has been satisfied and (ii) the satisfaction of the SPT has been confirmed in accordance with customary procedures.

Credit Facility

Our Restated Credit Agreement provides for, among other things, (i) commitments of $200.0 million, (ii) a maturity date of April 1, 2025, (iii) loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) a $75.0 million incremental revolving facility, which will be on the same terms as under the Credit Facility, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings under the Credit Facility, $0.15 million in letters of credit outstanding and $200.0 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At March 31, 2022, we were in compliance with all covenants contained in the Credit Facility.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases at March 31, 2022:

(in thousands)	Classification	March 31, 2022
Assets
Right-of-Use Assets	Consolidated Balance Sheet	$7,002

Liabilities
Current Lease Liabilities	Other Current Liabilities	1,092
Noncurrent Lease Liabilities	Other Long-Term Liabilities	5,398

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases, for the three months ended March 31, 2022:

Three Months Ended
(in thousands)	March 31, 2022
Direct Operating Costs	$220
General and Administrative	167
Total Lease Cost	$387

Short-Term Leases

Our short-term lease cost was $1.8 million for the three months ended March 31, 2022, which consisted primarily of field equipment rentals.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases for the three months ended March 31, 2022:

(in thousands)	March 31, 2022
Cash Paid for Amounts Included in Measurement of Lease Liabilities	$272
Reduction in Right-of-Use Assets and Lease Liabilities Due to Lease Agreement Modifications	(613)

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases at March 31, 2022:

March 31, 2022
Weighted Average Remaining Lease Term (Years)	6.5
Weighted Average Discount Rate	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at March 31, 2022:

(in thousands)
2022	$949
2023	1,013
2024	924
2025	686
2026	611
Thereafter	3,046
Total Lease Payments	7,229
Less: Interest	(739)
Present Value of Lease Liabilities	$6,490

Future Minimum Lease Commitments

Future minimum lease commitments under non-cancellable leases at December 31, 2021 were as follows:

(in thousands)
2022	$824
2023	638
2024	622
2025	514
2026	438
Thereafter	816
Total	$3,852

8.Income Taxes

Our predecessor, Solaris LLC, is a Delaware limited liability company treated as a partnership for federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net (loss) income in our historical financial statements does not reflect the tax (benefit) expense we would have incurred if we were subject to U.S. federal income tax at an entity level during periods prior to the IPO. Solaris LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including Aris Inc., and except for Texas franchise tax, any taxable income of Solaris LLC is reported in the respective tax returns of its members.

Income Tax Benefit

We recorded an income tax benefit of $0.8 million for the three months ended March 31, 2022, substantially all of which was deferred.

Effective Tax Rate

We record our income tax (benefit) expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the three months ended March 31, 2022 was 11%. The difference between the federal statutory rate and our estimated annual ETR is due primarily to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our deferred income tax assets, net increased $2.5 million during the first three months of 2022.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. We are no longer subject to tax examinations for tax years prior to 2018 for federal income taxes and prior to 2017 for state income taxes.

9.Stockholders’/Members’ Equity

Redemptions

On February 28, 2022, 148,087 Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

On February 25, 2022, our Board of Directors declared a dividend on our Class A common stock for the first quarter of 2022 of $0.09 per share, which was paid on March 29, 2022 to holders of record of our Class A common stock as of the close of business on March 17, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC, subject to the same payment and record dates.

On May 6, 2022, our Board of Directors declared a dividend on our Class A common stock for the second quarter of 2022 of $0.09 per share. The dividend will be paid on May 31, 2022, to holders of record of our Class A common stock as of the close of business on May 19, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC subject to the same payment and record dates.

10.Commitments and Contingencies

In the normal course of business, we are subject to various claims, legal actions, contract negotiations and disputes. We provide for losses, if any, in the period in which they become probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying financial statements.

Other Commitments

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of March 31, 2022, we have purchase obligations and commitments of approximately $24.5 million due in the next twelve months.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting our water operations. These agreements do not meet the definition of a lease under ASC Topic 842. Minimum royalty payments associated with these contracts are as follows: $6.1 million for the remainder of 2022, $9.0 million for 2023, $9.8 million for 2024, $10.6 million for 2025, $11.3 million for 2026, and $4.5 million thereafter.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. The contract has a term that ends in 2025 and the remaining minimum commitment under the contract is $8.6 million as of March 31, 2022.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three months ended March 31, 2022 and 2021, we recognized $0.7 million and $0.1 million of expense, respectively, related to environmental matters that were recorded in Direct Operating Cost. We also have insurance proceeds receivable of $2.3 million at March 31, 2022 that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

11.Earnings Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to our Class A common stock is computed by dividing net loss attributable to Aris Water Solutions, Inc. for periods subsequent to the IPO by the weighted average number of shares of Class A common stock outstanding for the same period, including shares of restricted stock and restricted stock units, which receive nonforfeitable dividends. Shares issued during the period are weighted for the portion of the period in which the shares were outstanding.

Prior to the IPO, Solaris LLC’s capital structure included Class A, Class B, Class C, and Class D units. We determined that the presentation of net income (loss) per unit for the period prior to the IPO would not be meaningful due to the significant nature of the corporate reorganization transactions on the capital structure at IPO date. Therefore, net income (loss) per unit information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted net loss per share attributable to our Class A common stock for the three months ended March 31, 2022:

Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2022
Net Loss Attributable to Stockholders' Equity	$(6,617)
Less: Net Loss Attributable to Noncontrolling Interest	(4,395)
Net Loss Attributable to Aris Water Solutions, Inc.	(2,222)
Dividends for Participating Securities (1)	(181)
Basic Net Loss Attributable to Aris Water Solutions, Inc.	$(2,403)

Basic and Diluted Weighted Average Outstanding Shares
Class A Common Stock	21,852,966

Basic and Diluted Net Loss Per Share of Class A Common Stock	$(0.11)

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 31,568,017 shares of Class B common stock outstanding as of March 31, 2022 were determined to be antidilutive and have been excluded from the computation of diluted net loss per share of Class A common stock. In addition, 167,236 performance-based restricted stock units were determined to be antidilutive and have been excluded from the computation of diluted net loss per share.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan (the “2021 Plan”) allows for the grant of, among other types of awards, stock options; restricted stock and restricted stock units (collectively, “RSUs”); and performance-based restricted stock units (“PSUs”).

Restricted Stock and Restricted Stock Units

RSU activity during the three months ended March 31, 2022 was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,439,029	$12.68
Granted	578,256	14.61
Forfeited	(30,672)	13.00
Vested	(515)	14.61
Outstanding at March 31, 2022	1,986,098	$13.24

The RSUs granted during the three months ended March 31, 2022 generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of March 31, 2022, approximately $23.0 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance-Based Restricted Stock

During the three months ended March 31, 2022, we granted 167,236 PSUs, with a weighted average grant date fair value of $25.36, to management under the 2021 Plan. The performance criteria for the PSUs are split as follows:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is generally three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. As of March 31, 2022, approximately $4.1 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.8 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the three months ended March 31, 2022:

Assumptions
Risk-free Interest Rate	1.44%
Volatility Range	35.95% - 154.23%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three months ended March 31, 2022, included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. See Cautionary Note Regarding Forward-Looking Statements.

Our Predecessor and Aris Inc.

Aris Inc. was incorporated on May 26, 2021 and does not have historical financial operating results prior to the closing date of its IPO. For purposes of this Quarterly Report, our accounting predecessor is Solaris LLC. The financial data discussed below reflect the historical results of operations and financial position of Solaris LLC, our predecessor for accounting purposes, prior to the date of our IPO closing on October 26, 2021. See Item 1. Financial Statements ─ Note 1. Organization and Background.

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

First Quarter 2022 Results

Significant financial and operating highlights for the three months ended March 31, 2022 include:

●	Total water volumes handled or sold of 1,167 kbwpd, an increase of 45% as compared with the first three months of 2021
●	Recycled produced water volumes sold of 273 kbwpd, an increase of 290% as compared with the first three months of 2021
●	Total revenue of $71.0 million, an increase of 54% as compared with the first three months of 2021
●	Impairment expense of $15.6 million due to the reclassification of certain Midland Basin assets to assets held for sale
●	Pre-tax loss of $0.6 million related to asset exchanges
●	Net loss of $6.6 million, as compared with net income of $2.8 million for the first three months of 2021
●	Adjusted EBITDA (non-GAAP financial measure) of $35.9 million, an increase of 54% as compared with the first three months of 2021

●	Expansion of Texas Pacific Land Corporation (“TPL”) alliance on Northern Delaware Basin surface acreage
●	Dividend declared on our Class A common stock for the first quarter of 2022 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

TPL Alliance

On March 17, 2022, we announced an expansion of our alliance with TPL. As part of the expanded relationship, we have access across TPL’s Northern Delaware Basin surface acreage to provide a full suite of produced water services, including incremental water recycling for two leading large-cap customers operating on TPL royalty and surface acreage. In addition, we received key additional shallow interval water handling locations with the ability to permit more as needed.

Chevron Alliance

On May 9, 2022, we announced a new long-term full-cycle water management agreement with Chevron U.S.A. Inc. (“Chevron”) in the Permian Basin. Under the arrangement, we will provide produced water handling and recycling services in a portion of Chevron’s core position in the Delaware Basin, including acreage in Eddy and Lea Counties, New Mexico and Culberson and Reeves Counties, Texas.

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

General Trends and Outlook

Market Dynamics

The current conflict between Russia and Ukraine is having significant global economic implications and may result in higher inflation, weaker real GDP growth and disruption to global financial markets. The extent of these impacts will depend on the length of the conflict and whether the conflict spreads beyond Ukraine’s borders. In addition, there are particular impacts on commodity prices due to supply disruptions which are resulting in significantly higher West Texas Intermediate (“WTI”) crude oil prices. The continuing impact on commodity prices will also depend on the length of the conflict as well as OPEC’s future responses to supply disruptions and higher prices.

As the U.S. economy began recovering from the COVID-19 pandemic in the latter half of 2021, domestic crude oil prices began to increase. During the three months ended March 31, 2022, the average WTI spot price was $95.18 as compared with $77.33 for the three months ended December 31, 2021. With the increase in WTI spot prices, our customers’ investment in new production activities has resumed and we believe that the activity levels of our customers will continue to increase.

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

Many industry trends such as simultaneous multi-well operations and reuse applications of produced water, particularly in the areas of the Permian Basin where we operate, are improving efficiencies and returns and provide us with significant opportunities for both our Produced Water Handling and Water Solutions businesses.

Inflation

During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the consumer price index (“CPI”), and inflation is expected to continue through 2022. Through May 2022, the Federal Reserve has approved two interest rate hikes that total a 0.75 percentage point increase, which are the first increases since December 2018. The Federal Reserve has indicated additional rate increases may be approved during the remainder of the year. The members of the Federal Reserve also expressed reduced expectations for economic growth this year and raised their outlook for inflation.

The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to increase significantly higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

Induced Seismicity

In New Mexico, we operate one well which is partially curtailed due to compliance with the New Mexico Oil Conservation Division’s Seismicity Response Protocol in the Hat Mesa Seismic Response Area (“SRA”). In Texas, we operate two deep injection wells and hold one deep injection well permit within the Gardendale SRA where the Texas Railroad Commission (“TRC”) suspended all active permits to inject oil and gas waste into deep strata. We requested a hearing to continue to operate our wells and the TRC granted approval to recomplete our deep wells to shallow injection intervals. We also operate within the Stanton SRA and participate in the operator-led response plan, that, if accepted as presented, would not result in any impacts to our current wells in the Stanton SRA.

Due to the integrated nature of our pipeline network and our system-wide redundancy, we have been able to comply with regulator responses to seismic activity, while continuing to provide service to our customers without significant disruption in our operations. In addition, our compliance with state regulator seismic response actions has not resulted in any material volumetric, revenue or cash flow decreases.

Factors Affecting the Comparability of our Results of Operations

Temporary Power Costs

In the past, we constructed assets in advance of permanent grid power infrastructure availability in order to secure long-term produced water handling contracts. As a result, we rented temporary power generation equipment that would not have been necessary if grid power connections had been available. We estimate temporary power costs by taking temporary power and rental expenses incurred during the period and subtracting estimated expenses that would have been incurred during such period had permanent grid power been available. Power infrastructure and permanent power availability rapidly expanded in the Permian Basin in 2020 and the first half of 2021, and, accordingly, we were able to make significant progress in reducing these expenses over that period. By the end of June 2021, all our significant facilities were being supported by permanent power. Beginning in the third quarter of 2021, we were no longer adjusting for temporary power costs.

We remove temporary power costs when calculating Adjusted Operating Margin to accurately assess long-term profitability and cash flow on a basis consistent with our long-term projections and current operating cost profile.

Results of Operations

Results of operations were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
Revenue
Produced Water Handling	$35,100	$21,651	$13,449	62%
Produced Water Handling—Affiliates	21,081	18,086	2,995	17%
Water Solutions	11,644	1,943	9,701	499%
Water Solutions—Affiliates	3,144	4,509	(1,365)	(30)%
Total Revenue	70,969	46,189	24,780	54%
Cost of Revenue
Direct Operating Costs	26,671	20,754	5,917	29%
Depreciation, Amortization and Accretion	16,579	14,957	1,622	11%
Total Cost of Revenue	43,250	35,711	7,539	21%
Operating Costs and Expenses
General and Administrative	10,730	4,695	6,035	129%
Impairment of Long-Lived Assets	15,597	—	15,597	N/M
Loss on Asset Disposal and Other	1,064	317	747	236%
Total Operating Expenses	27,391	5,012	22,379	447%
Operating Income	328	5,466	(5,138)	(94)%
Interest Expense, Net	7,785	2,651	5,134	194%
(Loss) Income Before Income Taxes	(7,457)	2,815	(10,272)	(365)%
Income Tax Benefit	(840)	—	(840)	N/M
Net (Loss) Income	$(6,617)	$2,815	$(9,432)	(335)%

N/M = Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to, or transfer for our customers. Our volumes for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2022	2021	2022 vs. 2021
Thousand barrels water per day
Produced Water Handling Volumes	803	648	155	24%
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	273	70	203	290%
Groundwater Volumes Sold	66	33	33	100%
Groundwater Volumes Transferred	25	55	(30)	(55)%
Total Water Solutions Volumes	364	158	206	130%
Total Volumes	1,167	806	361	45%

Per Barrel Operating Metrics
Produced Water Handling Revenue/Barrel	$0.78	$0.68	$0.10	14%
Water Solutions Revenue/Barrel	$0.45	$0.45	$(0.00)	(1)%
Revenue/Barrel of Total Volumes	$0.68	$0.64	$0.04	6%
Direct Operating Costs/Barrel	$0.25	$0.29	$(0.03)	(12)%
Adjusted Operating Margin/Barrel (1)	$0.42	$0.39	$0.04	10%

(1)	See Non-GAAP Financial Measures below.

Revenues

An analysis of revenues for the three months ended March 31, 2022 as compared with the three months ended March 31, 2021 is as follows:

Produced Water Handling Revenues

Produced water handling revenues increased primarily due to:

●	An increase of $9.2 million due to a 155 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements,
●	an increase of $4.9 million in skim oil sales primarily due to higher crude oil prices and increased volumes on the system, and
●	an increase of $2.3 million due to contractual price adjustments.

Water Solutions Revenue

Water solutions revenues increased primarily due to:

●	an increase of $8.4 million due to a 206 kbwpd volume increase driven by higher recycling volumes on higher completion activities across the Permian Basin in response to recovering commodity prices.

Expenses

An analysis of expenses for the three months ended March 31, 2022 as compared with the three months ended March 31, 2021 is as follows:

Direct Operating Costs

Direct operating costs increased primarily due to increased volumes, offset by the absence of temporary power generation expenses.

On a per barrel basis, direct operating costs decreased primarily due to reduced temporary power generation expenses as well as improved labor productivity and increased recycling activities, which have a lower direct operating cost per barrel sold.

All our significant facilities have been on permanent power since the end of June 2021. For the three months ended March 31, 2021, the estimated incremental impact of temporary power expenses was $2.7 million or approximately $0.03 per barrel.

See Factors Affecting the Comparability of our Results of Operations — Temporary Power Costs for additional information.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense increased primarily due to higher amortization expense related to a previously acquired customer contract, as well as depreciation expense related to new assets placed in service.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased primarily due to increased compensation and benefits expenses, travel, and insurance costs corresponding with the increased head count required for our larger asset footprint, as well as incremental expenses that we now incur related to our becoming a public company. G&A expenses for the three months ended March 31, 2022 and 2021 included stock-based compensation expense of $2.2 million and none, respectively.

Impairment Expense

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Loss on Asset Disposal and Other

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows:

	Three Months Ended
(in thousands)	March 31,
	2022	2021
Interest on Debt Instruments	$7,812	$2,793
Amortization of Deferred Financing Costs	610	214
Total Interest Expense	8,422	3,007
Less: Amounts Capitalized	(637)	(356)
Interest Expense, Net	$7,785	$2,651

Interest expense, net increased primarily due to an increase in the total debt outstanding and an increase in the interest rate related to our debt instruments. For the first three months of 2022, our average outstanding debt balance was $400 million, all of which is attributable to our Notes, compared with $297 million for the first three months of 2021 related to our Credit Facility. The interest rate on our Notes is 7.625%, whereas the interest rate on the Credit Facility was 3.75% for the first three months of 2021. Net interest expense also increased due to higher amortization of financing costs. The increase in net interest expense is partially offset by an increase in capitalized interest as a result of a higher average interest rate and an increase in the amount of asset construction in progress.

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

We believe this presentation is used by investors and professional research analysts for the valuation, comparison, rating, and investment recommendations of companies within our industry. Additionally, we use this information for comparative purposes within our industry. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are not measures of financial performance under GAAP and should not be considered as measures of liquidity or as alternatives to net income or gross margin. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income and other measures prepared in accordance with GAAP, such as gross margin, operating income or cash flows from operating activities.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure related to the vesting and payout of PSUs granted under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; loss on debt modification; stock-based compensation expense; and non-recurring or unusual expenses or charges (including temporary power costs, discussed above), less any gains on sale of assets.

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

The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2022	2021
Net (Loss) Income	$(6,617)	$2,815
Interest Expense, Net	7,785	2,651
Income Tax Benefit	(840)	—
Depreciation, Amortization and Accretion	16,579	14,957
Impairment of Long-Lived Assets	15,597	—
Stock-Based Compensation	2,337	—
Abandoned Projects	2	211
Temporary Power Costs (1)	—	2,650
Loss on Disposal of Asset, Net	554	44
Transaction Costs	508	62
Adjusted EBITDA	$35,905	$23,390

Total Revenue	$70,969	$46,189
Cost of Revenue	(43,250)	(35,711)
Gross Margin	27,719	10,478
Depreciation, Amortization and Accretion	16,579	14,957
Temporary Power Costs (1)	—	2,650
Adjusted Operating Margin	$44,298	$28,085
Total Volumes (Thousands of BBLs)	105,006	72,555
Adjusted Operating Margin/BBL	$0.42	$0.39

(1)	See discussion above under "Temporary Power Costs".

Liquidity and Capital Resources

Overview

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, payment of contractual obligations including debt, and working capital obligations. When appropriate, we enhance shareholder returns by returning capital to shareholders, such as through dividend payments and share buybacks (to the extent determined by our Board).

Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility, or accessing the capital markets. We believe that our cash flows, undrawn Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of March 31, 2022, we had a cash balance of $67.8 million and working capital, defined as current assets less current liabilities, of $86.3 million. We had a long-term debt balance of $400.0 million, with $200.0 million of availability under the Credit Facility. As of March 31, 2022, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes. On April 1, 2022, we made a cash payment of $15.3 million for interest on our Notes. See Item 1. Financial Statements ─ Note 6. Long-Term Debt for descriptions of the Credit Facility and Notes.

In addition, we are on track to achieve our SPT, as defined in the indenture governing the Notes, which is to increase our annual Recycling Key Performance Indicator (“KPI”) to 60% by 2022 from a 2020 baseline of 42.1%, with an observation date of December 31, 2022. The KPI is designed to reduce groundwater withdrawal for water intensive industrial operations in the Permian Basin by increasing our sales of recycled produced water.

Dividends and Distributions

On February 25, 2022, our Board of Directors declared a dividend on our Class A common stock for the first quarter of 2022 of $0.09 per share. The dividend was paid on March 29, 2022 to holders of record of our Class A common stock as of the close of business on March 17, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC, subject to the same payment and record dates. Dividends are also paid on unvested shares of restricted stock and RSUs. Dividends accrue on PSUs and are paid upon vesting. The total amount paid on such dividend and distribution was $5.0 million.

On May 6, 2022, our Board of Directors declared a dividend on our Class A common stock for the second quarter of 2022 of $0.09 per share. The dividend will be paid on May 31, 2022, to holders of record of our Class A common stock as of the close of business on May 19, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC subject to the same payment and record dates.

Cash Flows from Operating Activities

For the three months ended March 31, 2022, Net Cash Provided by Operating Activities totaled $26.4 million as compared with $16.6 million for the three months ended March 31, 2021. The net increase is primarily due to the $24.8 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses. Net Cash Provided by Operating Activities also included reductions of $2.0 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payment of actual cash.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, Net Cash Used in Investing Activities totaled $9.8 million as compared with $20.3 million for the three months ended March 31, 2021. Expenditures for property, plant and equipment were lower in 2022 as compared with 2021 due primarily to timing of invoice payments.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, Net Cash Used in Financing Activities totaled $8.9 million as compared with $5 thousand for the three months ended March 31, 2021. Cash used in financing activities for the first three months of 2022 related to dividends and distributions paid.

Capital Requirements

For the year of 2022, we have revised our estimate of capital expenditures to be between $140.0 and $150.0 million.  Our updated capital expenditure forecast is to support the recently signed full-cycle water management agreement with Chevron as well as incremental projected growth from our other long-term contracted customers. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

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

Commodity Price Risk

The market for our services is exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)None.

(c)None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1

Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

4.1*	Amendment No. 1 to Registration Rights Agreement, dated March 18, 2022, by and among Aris Water Solutions, Inc., Solaris Midstream Holdings, LLC and the other parties thereto.

10.1*†	Form of Director Restricted Stock Award Agreement.

10.2*†	Form of Performance Unit Award Agreement.

31.1*	Certification of Amanda M. Brock pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brenda R. Schroer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Amanda M. Brock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Brenda R. Schroer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2022	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Brenda R. Schroer
Brenda R. Schroer
Chief Financial Officer

/s/ Dustin A. Hatley
Dustin A. Hatley
Chief Accounting Officer