Form 10-Q
period 2022-06-30
Aris Water Solutions, Inc.
filed 2022-08-04
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, the registrant had 25,507,428 shares of Class A common stock, $0.01 par value per share, and 31,460,103 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “guidance,” “preliminary,” “project,” “estimate,” “expect,” “continue,” “intend,” “plan,” “believe,” “forecast,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	June 30,	December 31,
	2022	2021
Assets
Cash	$35,135	$60,055
Accounts Receivable, Net	63,543	41,973
Accounts Receivable from Affiliate	21,683	20,191
Other Receivables	2,874	4,126
Prepaids and Deposits	4,730	6,043
Assets Held for Sale	7,450	—
Total Current Assets	135,415	132,388
Fixed Assets
Property, Plant and Equipment	743,021	700,756
Accumulated Depreciation	(74,488)	(67,749)
Total Property, Plant and Equipment, Net	668,533	633,007
Intangible Assets, Net	286,562	304,930
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	22,405	19,933
Right-of-Use Assets	7,067	—
Other Assets	1,566	1,850
Total Assets	$1,156,133	$1,126,693
Liabilities and Stockholders' Equity
Accounts Payable	$19,283	$7,082
Payables to Affiliate	2,119	1,499
Accrued and Other Current Liabilities	55,530	40,464
Total Current Liabilities	76,932	49,045
Long-Term Debt, Net of Debt Issuance Costs	392,986	392,051
Asset Retirement Obligation	7,475	6,158
Tax Receivable Agreement Liability	78,116	75,564
Other Long-Term Liabilities	5,631	1,336
Total Liabilities	561,140	524,154
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 22,114,538 issued and 22,104,347 outstanding as of June 30, 2022; 21,858,022 issued and 21,847,831 outstanding as of December 31, 2021	220	218
Class B Common Stock $0.01 par value, 180,000,000 authorized, 31,460,103 issued and outstanding as of June 30, 2022; 31,716,104 issued and outstanding as of December 31, 2021	315	317
Treasury Stock (at Cost), 10,191 shares as of June 30, 2022 and December 31, 2021	(135)	(135)
Additional Paid-in-Capital	217,839	212,926
Accumulated Deficit	(5,415)	(457)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	212,824	212,869
Noncontrolling Interests	382,169	389,670
Total Stockholders' Equity	594,993	602,539
Total Liabilities and Stockholders' Equity	$1,156,133	$1,126,693

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Produced Water Handling	$35,525	$25,078	$70,625	$46,729
Produced Water Handling — Affiliates	23,207	20,995	44,288	39,081
Water Solutions	14,708	2,215	26,352	4,158
Water Solutions — Affiliates	2,828	8,296	5,972	12,805
Other Revenue	118	—	118	—
Total Revenue	76,386	56,584	147,355	102,773
Cost of Revenue
Direct Operating Costs	30,781	22,452	57,452	43,206
Depreciation, Amortization and Accretion	16,203	15,215	32,782	30,172
Total Cost of Revenue	46,984	37,667	90,234	73,378
Operating Costs and Expenses
Abandoned Well Costs	5,415	—	5,415	—
General and Administrative	11,648	5,317	22,378	10,012
Impairment of Long-Lived Assets	—	—	15,597	—
Loss on Asset Disposal and Other	513	1,333	1,577	1,650
Total Operating Expenses	17,576	6,650	44,967	11,662
Operating Income	11,826	12,267	12,154	17,733
Other Expense
Interest Expense, Net	7,315	7,324	15,100	9,975
Other	—	380	—	380
Total Other Expense	7,315	7,704	15,100	10,355
Income (Loss) Before Income Taxes	4,511	4,563	(2,946)	7,378
Income Tax Expense (Benefit)	472	2	(368)	2
Net Income (Loss)	4,039	4,561	(2,578)	7,376
Equity Accretion and Dividend — Redeemable Preferred Units	—	14	—	21
Net Income (Loss) Attributable to Stockholders'/Members' Equity	4,039	$4,575	(2,578)	$7,397
Net Income (Loss) Attributable to Noncontrolling Interest	2,645		(1,750)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$1,394		$(828)

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.06		$(0.05)
Diluted	$0.05		$(0.05)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	21,984,313		21,918,639
Diluted	22,101,106		21,918,639

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net (Loss) Income	$(2,578)	$7,376
Adjustments to reconcile Net (Loss) Income to Net Cash provided by Operating Activities:
Deferred Income Tax Benefit	(384)	—
Depreciation, Amortization and Accretion	32,782	30,172
Stock-Based Compensation	5,539	—
Impairment of Long-Lived Assets	15,597	—
Abandoned Well Costs	5,415	—
Loss on Disposal of Asset, Net	578	217
Abandoned Projects	66	1,356
Amortization of Debt Issuance Costs, Net	1,099	763
Loss on Debt Modification	—	380
Other	327	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(20,922)	(4,367)
Accounts Receivable from Affiliate	(1,492)	(6,808)
Other Receivables	1,021	602
Prepaids, Deposits and Other Current Assets	1,313	1,711
Accounts Payable	(2,201)	(4,817)
Payables to Affiliate	620	(191)
Deferred Revenue	14	(50)
Accrued Liabilities and Other	463	4,346
Net Cash Provided by Operating Activities	37,257	30,690

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(48,318)	(42,353)
Net Cash Used in Investing Activities	(48,318)	(42,353)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(13,859)	—
Proceeds from Senior-Sustainability Linked Notes	—	400,000
Payments of Debt Issuance Costs Related to Issuance of Senior- Sustainability Linked Notes	—	(9,352)
Repayment of Credit Facility	—	(297,000)
Redemption of Redeemable Preferred Units	—	(74,357)
Payments of Debt Issuance Costs Related to Credit Facility	—	(1,442)
Members' Contributions	—	5
Net Cash (Used In) Provided by Financing Activities	(13,859)	17,854

Net (Decrease) Increase in Cash	(24,920)	6,191
Cash, Beginning of Period	60,055	24,932
Cash, End of Period	$35,135	$31,123

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’/Members’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2022
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2022	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Redemption of Class B Shares for Class A Shares	1	148,087	(1)	(148,087)	1,786	-	-	-	(1,786)	-
Stock-based Compensation Expense	-	515	-	-	958	-	-	-	1,379	2,337
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,531)	-	-	-	-	(1,531)
Deferred Tax Assets Acquired	-	-	-	-	1,666	-	-	-	-	1,666
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,062)	(2,947)	(5,009)
Net Loss	-	-	-	-	-	-	-	(2,222)	(4,395)	(6,617)
Balance at March 31, 2022	219	22,006,624	316	31,568,017	215,805	(135)	10,191	(4,741)	381,921	593,385
Redemption of Class B Shares for Class A Shares	1	107,914	(1)	(107,914)	1,315	-	-	-	(1,315)	-
Stock-based Compensation Expense	-		-	-	1,318	-	-	-	1,884	3,202
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,021)	-	-	-	-	(1,021)
Deferred Tax Assets Acquired	-	-	-	-	422	-	-	-	-	422
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,068)	(2,966)	(5,034)
Net Income	-	-	-	-	-	-	-	1,394	2,645	4,039
Balance at June 30, 2022	$220	22,114,538	$315	31,460,103	$217,839	$(135)	10,191	$(5,415)	$382,169	$594,993

Three and Six Months Ended June 30, 2021
Members'
Equity
Balance at January 1, 2021	$633,915
Capital Contributions	5
Accretion and Dividend—Redeemable Preferred Units	7
Net Income	2,815
Balance at March 31, 2021	636,742
Accretion and Dividend—Redeemable Preferred Units	14
Net Income	4,561
Balance at June 30, 2021	$641,317

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

Noncontrolling Interests

As of June 30, 2022, we own approximately 41% of Solaris LLC. Our consolidated financial statements include noncontrolling interests representing the percentage of Solaris LLC units not held by us.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these financial statements and disclosures of contingencies. These critical estimates include, among others, determining the fair value of assets acquired and liabilities assumed in acquisitions or disposed through sale, determining the fair value and related impairment of assets held for sale, determining the fair value of assets acquired and liabilities assumed in nonmonetary exchanges, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets, and the liability associated with our Tax Receivable Agreement (the “TRA liability”). Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for the discussion of our significant accounting policies. Other than the updates noted below in Recently Adopted Accounting Pronouncements, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2022.

Fair Value Information

The fair value of our 7.625% Senior Sustainability-Linked Notes (the “Notes”), which are fixed-rate debt, is estimated based on the published market prices for the same or similar issues. Management has designated this measurement as a Level 2 fair value measurement. Fair value information regarding our debt is as follows:

(in thousands)	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$378,816	$400,000	$424,000

The carrying values of our financial instruments, consisting of cash, accounts receivable, and accounts payable, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $78.5 million and $60.1 million at June 30, 2022 and December 31, 2021, respectively.

Related Parties

In 2020, we and ConocoPhillips, one of our principal owners, entered into a 13-year water gathering and handling agreement, pursuant to which ConocoPhillips agreed to dedicate all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of June 30, 2022 and December 31, 2021, we had accounts receivable from ConocoPhillips of $21.7 million and $20.2 million, respectively, that were recorded in accounts receivable from affiliate. As of June 30, 2022 and December 31, 2021, we had payables to ConocoPhillips of $2.1 million and $1.5 million, respectively, that were recorded in payables to affiliate. Revenues and expenses related to ConocoPhillips were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues from ConocoPhillips	$26,035	$29,291	$50,260	$51,886
Operating Expense Reimbursed to ConocoPhillips	375	(73)	760	728

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

We made policy elections not to capitalize short-term leases for all asset classes and not to separate non-lease components from lease components for all asset classes, except for real estate leases. We also did not elect the package of practical expedients that allowed for certain considerations under the original “Leases (Topic 840)” accounting standard to be carried forward upon adoption of ASU 2016-02.

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

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	June 30,	December 31,
	2022	2021
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$2,078	$3,099
Reimbursable Projects and Other	796	1,027
Total Other Receivables	$2,874	$4,126

Prepaids and Deposits
Prepaid Insurance and Other	$4,647	$5,953
Deposits	83	90
Total Prepaids and Deposits	$4,730	$6,043

Accrued and Other Current Liabilities
Accrued Operating Expense	$18,426	$17,774
Accrued Capital Costs	21,208	4,603
Accrued Interest	7,625	7,625
Accrued Compensation	3,743	4,551
Dividends and Distributions Payable	30	3,847
Lease Liabilities	1,045	—
Other	3,453	2,064
Total Accrued and Other Current Liabilities	$55,530	$40,464

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$6,920	$6,997	$14,097	$13,736
Amortization - Intangible Assets	9,184	8,152	18,368	16,303
Accretion of Asset Retirement Obligations	99	66	317	133
Total Depreciation, Amortization and Accretion Expense	$16,203	$15,215	$32,782	$30,172

Loss on Asset Disposal and Other
Loss on Asset Disposal, Net	$24	$173	$578	$217
Transaction Costs	425	15	933	77
Abandoned Projects (1)	64	1,145	66	1,356
Total Loss on Asset Disposal and Other	$513	$1,333	$1,577	$1,650

Interest Expense
Interest on Debt Instruments	$7,794	$7,575	$15,606	$10,368
Amortization of Debt Issuance Costs	610	609	1,220	823
Total Interest Expense	8,404	8,184	16,826	11,191
Less: Amounts Capitalized	(1,089)	(860)	(1,726)	(1,216)
Interest Expense, Net	$7,315	$7,324	$15,100	$9,975

(1)	Abandoned Projects expense is primarily related to expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	June 30,	December 31,
	2022	2021
Wells, Facilities, Water Ponds, and Related Equipment	$310,977	$329,935
Pipelines	330,981	327,140
Land	2,063	2,063
Vehicles, Equipment, Computers and Office Furniture	18,148	17,359
Assets Subject to Depreciation	662,169	676,497
Projects and Construction in Progress	80,852	24,259
Total Property, Plant and Equipment	743,021	700,756
Accumulated Depreciation	(74,488)	(67,749)
Total Property, Plant and Equipment, Net	$668,533	$633,007

Asset Exchanges

During the six months ended June 30, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Assets Held for Sale

During the first quarter of 2022, management committed to a plan to sell certain of our assets located in the Midland Basin and determined that these assets met all the criteria for classification as assets held for sale. We anticipate these assets will be sold in the second half of 2022. These assets have been re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense of $15.6 million during the first quarter of 2022. We estimated the fair value of the assets using indicative bids, which were representative of a Level 2 fair value measurement. The assets are included in assets held for sale in the condensed consolidated balance sheet at June 30, 2022, and we have ceased recording depreciation on the assets.

Abandoned Assets

In June 2022, management determined that two previously acquired saltwater disposal wells (“SWD wells”) were no longer economically beneficial to the operations of the Company due to required workover costs and determined that the SWD wells should be shut-in and taken out of service. Accordingly, we have removed the cost and the associated accumulated depreciation and recognized a charge of $4.2 million for the remaining book value of the SWD wells. The charge has been reflected in abandoned well costs in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

In late second quarter 2022, management removed the cost of a well that was under construction in Texas. The well had encountered technical difficulties during the drilling phase and progress on the well was stopped. Management’s evaluation of the well determined that abandoning the asset was the most prudent course of action. Accordingly, we have removed the cost of the asset and recognized a charge of $1.6 million, which is reflected in abandoned well costs in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize or, are deemed to realize in certain circumstances, in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balance at June 30, 2022.

The TRA liability totaled $78.1 million at June 30, 2022. The liability increased $2.6 million during the six months ended June 30, 2022 due to the redemption of Class B shares to Class A shares. See Note 9. Stockholders’/Members’ Equity.

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

6.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	June 30,	December 31,
	2022	2021
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Revolving Credit Facility	—	—
Total Long-Term Debt	400,000	400,000
Less: Unamortized Debt Issuance Costs	(7,014)	(7,949)
Total Long-Term Debt, Net of Debt Issuance Costs	$392,986	$392,051

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

As of June 30, 2022 and December 31, 2021, we had no outstanding borrowings under the Credit Facility, $0.15 million in letters of credit outstanding and $200.0 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At June 30, 2022, we were in compliance with all covenants contained in the Credit Facility.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)	Classification	June 30, 2022
Assets
Right-of-Use Assets	Consolidated Balance Sheet	$7,067

Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	1,045
Noncurrent Lease Liabilities	Other Long-Term Liabilities	5,631

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Direct Operating Costs	226	446
General and Administrative	165	332
Total Lease Cost	$391	$778

Short-Term Leases

Our short-term lease cost, which consisted primarily of field equipment rentals, totaled $2.0 million and $3.8 million for the three and six months ended June 30, 2022.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

Six Months Ended
(in thousands)	June 30, 2022
Cash Paid for Amounts Included in Lease Liabilities	$542
Reduction in Right-of-Use Assets and Lease Liabilities Due to Lease Agreement Modifications	(198)

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

June 30, 2022
Weighted Average Remaining Lease Term (Years)	6.5
Weighted Average Discount Rate	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at June 30, 2022:

(in thousands)
2022	$679
2023	1,013
2024	924
2025	686
2026	611
Thereafter	3,546
Total Lease Payments	7,459
Less: Interest	(783)
Present Value of Lease Liabilities	$6,676

Future Minimum Lease Commitments

Future minimum lease commitments under non-cancellable leases at December 31, 2021 were as follows:

(in thousands)
2022	$824
2023	638
2024	622
2025	514
2026	438
Thereafter	816
Total	$3,852

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

Income Tax Expense (Benefit)

We recorded income tax expense (benefit) of $0.5 million and $(0.4) million for the three and six months ended June 30, 2022, substantially all of which was deferred.

Effective Tax Rate

We record our income tax (benefit) expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the six months ended June 30, 2022 was 12%. The difference between the federal statutory rate and our estimated annual ETR is due primarily to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our deferred income tax assets, net increased $2.5 million during the six months ended June 30, 2022.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. We are no longer subject to tax examinations for tax years prior to 2018 for federal income taxes and prior to 2017 for state income taxes.

9.Stockholders’/Members’ Equity

Redemptions

During the six months ended June 30, 2022, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis as follows:

●	148,087 shares were redeemed on February 28, 2022; and
●	107,914 shares were redeemed on June 1, 2022.

Dividends and Distributions

On February 25, 2022 and May 6, 2022, our Board of Directors declared quarterly dividends of $0.09 per share for the first quarter and second quarter of 2022, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for both the first quarter and second quarter of 2022.

On August 3, 2022, our Board of Directors declared a quarterly dividend of $0.09 per share for the third quarter of 2022 on our Class A common stock. The dividend will be paid on August 30, 2022, to holders of record of our Class A common stock as of the close of business on August 17, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC subject to the same payment and record dates.

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

Other Commitments

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of June 30, 2022, we have purchase obligations and commitments of approximately $36.3 million due in the next twelve months.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting our water operations. These agreements do not meet the definition of a lease under ASC Topic 842. Minimum royalty payments associated with these contracts are as follows: $3.2 million for the remainder of 2022, $9.0 million for 2023, $9.8 million for 2024, $10.6 million for 2025, $11.3 million for 2026, and $4.5 million thereafter.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. The contract has a term that ends in May 2025 and the remaining minimum commitment under the contract is $7.9 million as of June 30, 2022.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three and six months ended June 30, 2022, we recognized $0.3 million and $1.0 million of expense, respectively, related to environmental matters that were recorded in Direct Operating Cost. For the three and six months ended June 30, 2021, the expense was de minimis. We also have insurance proceeds receivable of $2.1 million at June 30, 2022 that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

11.Earnings Per Share

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to our Class A common stock is computed by dividing net income (loss) attributable to Aris Water Solutions, Inc. for periods subsequent to the IPO by the weighted average number of shares of Class A common stock outstanding for the same period, including shares of restricted stock and restricted stock units (collectively “RSUs”), which receive nonforfeitable dividends. Shares issued during the period are weighted for the portion of the period in which the shares were outstanding.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our Class A common stock:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except for share and per share amounts)	2022	2022
Net Income (Loss) Attributable to Stockholders' Equity	$4,039	$(2,578)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	2,645	(1,750)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	1,394	(828)
Participating Basic Net Loss (1)	(179)	(360)
Basic Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$1,215	$(1,188)
Reallocation of Participating Net Income (Loss)	-	-
Diluted Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$1,215	$(1,188)

Basic Weighted Average Outstanding Shares	21,984,313	21,918,639
Dilutive Performance-Based Stock Units	116,793	-
Dilutive Weighted Average Outstanding Shares	22,101,106	21,918,639

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.06	$(0.05)
Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.05	$(0.05)

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 31,532,441 shares and 31,597,946 shares of Class B common stock outstanding for the three and six months ended June 30, 2022, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, all PSUs were determined to be antidilutive for the six months ended June 30, 2022, and have been excluded from the computation of diluted earnings per share for that period.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan (the “2021 Plan”) allows for the grant of, among other types of awards, stock options; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,439,029	$12.68
Granted	608,819	14.81
Forfeited	(53,102)	13.28
Vested	(515)	14.61
Outstanding at June 30, 2022	1,994,231	$13.55

The RSUs granted during the six months ended June 30, 2022 generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of June 30, 2022, approximately $20.7 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2022, we granted 167,228 PSUs, with a weighted average grant date fair value of $25.36, to management under the 2021 Plan. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is generally three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. As of June 30, 2022, approximately $3.7 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the six months ended June 30, 2022:

Assumptions
Risk-free Interest Rate	1.44%
Volatility Range	35.95% - 154.23%

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	167,228	25.36
Forfeited	(2,887)	25.36
Outstanding at June 30, 2022	164,341	$25.36

13. Subsequent Event

On August 1, 2022, a wholly-owned subsidiary of Solaris LLC acquired certain saltwater gathering and disposal facilities, disposal wells and other related assets and related rights pursuant to an asset purchase agreement dated as of August 1, 2022 among such subsidiary, Aris Inc. and the seller of such assets. In connection with the closing of this acquisition and as consideration for the assets, Aris Inc. issued to the seller 3,365,907 shares of Aris Inc.’s Class A common stock and included a small, volumetric-based contingent consideration. Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc. After giving effect to the issuance of such Solaris LLC units to Aris Inc., as of August 1, 2022, Aris Inc. owned approximately 45% of Solaris LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and six months ended June 30, 2022, included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Second Quarter 2022 Results

Significant financial and operating highlights for the three months ended June 30, 2022 include:

●	Total water volumes handled or sold of 1,242 kbwpd, an increase of 34% as compared with the second quarter of 2021
●	Recycled produced water volumes sold of 297 kbwpd, an increase of 186% as compared with the second quarter of 2021
●	Total revenue of $76.4 million, an increase of 35% as compared with the second quarter of 2021
●	Abandoned well costs of $5.4 million as compared with none for the second quarter of 2021
●	Net income of $4.0 million, a decrease of 11% as compared with the second quarter of 2021
●	Adjusted EBITDA (non-GAAP financial measure) of $37.2 million, an increase of 21% as compared with the second quarter of 2021
●	Dividend paid on our Class A common stock for the second quarter of 2022 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

●	Announced new long-term full-cycle water management agreement with Chevron U.S.A. Inc. (“Chevron”)

Chevron Alliance

On May 9, 2022, we announced a new long-term full-cycle water management agreement with Chevron in the Permian Basin. Under the arrangement, we will provide produced water handling and recycling services in a portion of Chevron’s core position in the Delaware Basin, including acreage in Eddy and Lea Counties, New Mexico and Culberson and Reeves Counties, Texas.

Subsequent Event – Asset Purchase

On August 1, 2022, a wholly-owned subsidiary of Solaris LLC acquired certain saltwater gathering and disposal facilities, disposal wells and other related assets and related rights pursuant to an asset purchase agreement dated as of August 1, 2022 among such subsidiary, Aris Inc. and the seller of such assets. In connection with the closing of this acquisition and as consideration for the assets, Aris Inc. issued to the seller 3,365,907 shares of Aris Inc.’s Class A common stock and included a small, volumetric-based contingent consideration. Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc. After giving effect to the issuance of such Solaris LLC units to Aris Inc., as of August 1, 2022, Aris Inc. owned approximately 45% of Solaris LLC.

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

General Trends and Outlook

Market Dynamics

The current conflict between Russia and Ukraine is having significant global economic implications and may result in higher inflation, weaker real GDP growth and disruption to global financial markets. The extent of these impacts will depend on the length of the conflict and whether the conflict spreads beyond Ukraine’s borders. In addition, there are particular impacts on commodity prices due to supply disruptions which are resulting in significantly higher West Texas Intermediate (“WTI”) crude oil prices. The continuing impact on commodity prices will also depend on the length of the conflict as well as the Organization of Petroleum Exporting Countries future responses to supply disruptions and higher prices.

As the U.S. economy began recovering from the COVID-19 pandemic in the latter half of 2021, domestic crude oil prices began to increase. During the three months ended June 30, 2022, the average WTI spot price was $108.83 as compared with $66.19 for the three months ended June 30, 2021. During the six months ended June 30, 2022, the average WTI spot price was $102.01 as compared with $62.21 for the six months ended June 30, 2021. With the increase in WTI spot prices, our customers’ investment in new production activities has resumed and we believe that the activity levels of our customers will continue to increase.

We believe there are several industry trends that continue to provide meaningful support for future growth. Our key customers’ capital allocation to the Permian Basin remains consistent and significant, including on acreage where the water sourcing and production is dedicated to us. Additionally, operators continue to average longer horizontal lateral lengths which corresponds to increased water sourcing and produced water handling volumes.

Many industry trends such as simultaneous multi-well operations and reuse applications of produced water, particularly in the areas of the Permian Basin where we operate, are improving efficiencies and returns and provide us with significant opportunities for both our Produced Water Handling and Water Solutions businesses.

Cost Inflation

During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the Consumer Price Index (“CPI”), and inflation is expected to continue through 2022. Through July 2022, the Federal Reserve has approved four interest rate hikes that total a 2.25 percentage point increase, which are the first increases since December 2018. The Federal Reserve has indicated additional rate increases may be approved during the remainder of the year. The members of the Federal Reserve also expressed reduced expectations for economic growth this year and raised their outlook for inflation.The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates.

During the second quarter of 2022, our revenue growth was offset by supply chain constraints leading to higher than anticipated cost inflation. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to increase significantly higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

Induced Seismicity

In New Mexico, we operate one well which is partially curtailed due to compliance with the New Mexico Oil Conservation Division’s Seismicity Response Protocol in the Hat Mesa Seismic Response Area (“SRA”). In Texas, we operate two deep injection wells and hold one deep injection well permit within the Gardendale SRA where the Texas Railroad Commission (“TRC”) suspended all active permits to inject oil and gas waste into deep strata. We requested a hearing to continue to operate our wells and the TRC granted approval to recomplete our deep wells to shallow injection intervals. We also operate within the Stanton SRA and participate in the Operator-Led Response Plan (“OLRP”). The OLRP was accepted on May 15, 2022, and resulted in no curtailment of our wells in the Stanton SRA.

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

Asset Abandonment

In the normal course of business, we evaluate the performance of our saltwater disposal assets. As a result of an evaluation, we may conclude that, due to performance or other issues, a SWD well should be shut-in and taken out of service. When an abandonment occurs, we recognize a charge equal to the remaining net book value of the well.  During July 2022, we began evaluating the performance of a SWD well that was temporarily shut-in. If we determine that the well and/or its associated assets should be abandoned, we would recognize a charge of up to $12 million during third quarter 2022.

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

Results of Operations

Results of operations were as follows for the periods indicated:

(in thousands)	Three Months Ended June 30,
	2022	2021	2022 vs. 2021
Revenue
Produced Water Handling	$35,525	$25,078	$10,447	42%
Produced Water Handling—Affiliates	23,207	20,995	2,212	11%
Water Solutions	14,708	2,215	12,493	564%
Water Solutions—Affiliates	2,828	8,296	(5,468)	(66)%
Other Revenue	118	—	118	N/M
Total Revenue	76,386	56,584	19,802	35%
Cost of Revenue
Direct Operating Costs	30,781	22,452	8,329	37%
Depreciation, Amortization and Accretion	16,203	15,215	988	6%
Total Cost of Revenue	46,984	37,667	9,317	25%
Operating Costs and Expenses
Abandoned Well Costs	5,415	—	5,415	N/M
General and Administrative	11,648	5,317	6,331	119%
Loss on Asset Disposal and Other	513	1,333	(820)	(62)%
Total Operating Expenses	17,576	6,650	10,926	164%
Operating Income	11,826	12,267	(441)	(4)%
Interest Expense, Net	7,315	7,324	(9)	0%
Other	—	380	(380)	(100)%
Income Before Income Taxes	4,511	4,563	(52)	(1)%
Income Tax Expense	472	2	470	N/M
Net Income	$4,039	$4,561	$(522)	(11)%

N/M Not Meaningful

Results of operations were as follows for the periods indicated:

(in thousands)	Six Months Ended June 30,
	2022	2021	2022 vs. 2021
Revenue
Produced Water Handling	$70,625	$46,729	$23,896	51%
Produced Water Handling—Affiliates	44,288	39,081	5,207	13%
Water Solutions	26,352	4,158	22,194	534%
Water Solutions—Affiliates	5,972	12,805	(6,833)	(53)%
Other Revenue	118	—	118	N/M
Total Revenue	147,355	102,773	44,582	43%
Cost of Revenue
Direct Operating Costs	57,452	43,206	14,246	33%
Depreciation, Amortization and Accretion	32,782	30,172	2,610	9%
Total Cost of Revenue	90,234	73,378	16,856	23%
Operating Costs and Expenses
Abandoned Well Costs	5,415	—	5,415	N/M
General and Administrative	22,378	10,012	12,366	124%
Impairment of Long-Lived Assets	15,597	—	15,597	N/M
Loss on Asset Disposal and Other	1,577	1,650	(73)	(4)%
Total Operating Expenses	44,967	11,662	33,305	286%
Operating Income	12,154	17,733	(5,579)	(31)%
Interest Expense, Net	15,100	9,975	5,125	51%
Other	—	380	(380)	(100)%
(Loss) Income Before Income Taxes	(2,946)	7,378	(10,324)	(140)%
Income Tax (Benefit) Expense	(368)	2	(370)	N/M
Net (Loss) Income	$(2,578)	$7,376	$(9,954)	(135)%

N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to, or transfer for our customers. Volumes were as follows for the three-month periods:

	Three Months Ended
	June 30,
	2022	2021	2022 vs. 2021
Thousand barrels water per day
Produced Water Handling Volumes	841	719	122	17%
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	297	104	193	186%
Groundwater Volumes Sold	104	69	35	51%
Groundwater Volumes Transferred	—	32	(32)	(100)%
Total Water Solutions Volumes	401	205	196	96%
Total Volumes	1,242	924	318	34%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.77	$0.70	$0.07	10%
Water Solutions Revenue/Barrel	$0.48	$0.56	$(0.08)	(14)%
Revenue/Barrel of Total Volumes	$0.67	$0.67	$-	0%
Direct Operating Costs/Barrel	$0.27	$0.27	$-	0%
Adjusted Operating Margin/Barrel (2)	$0.41	$0.42	$(0.01)	(2)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	See Non-GAAP Financial Measures below.

Volumes were as follows for the six-month periods:

	Six Months Ended
	June 30,
	2022	2021	2022 vs. 2021
Thousand barrels water per day
Produced Water Handling Volumes	822	684	138	20%
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	285	87	198	228%
Groundwater Volumes Sold	85	51	34	67%
Groundwater Volumes Transferred	12	43	(31)	(72)%
Total Water Solutions Volumes	382	181	201	111%
Total Volumes	1,204	865	339	39%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.77	$0.69	$0.08	12%
Water Solutions Revenue/Barrel	$0.47	$0.52	$(0.05)	(10)%
Revenue/Barrel of Total Volumes	$0.68	$0.66	$0.02	3%
Direct Operating Costs/Barrel	$0.26	$0.28	$(0.02)	(7)%
Adjusted Operating Margin/Barrel (2)	$0.41	$0.41	$-	0%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	See Non-GAAP Financial Measures below.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per unit amounts)	June 30,		June 30,
	2022	2021	2022	2021
Produced Water Handling Fees	$52,703	$43,993	$102,597	$82,349
Skim Oil Sales Revenue	6,029	2,080	12,316	3,461
Total Produced Water Handling Revenue	$58,732	$46,073	$114,913	$85,810

Produced Water Handling Fees/Bbl	$0.69	$0.67	$0.69	$0.67
Skim Oil Sales Revenue/Bbl	0.08	0.03	0.08	0.03
Total Produced Water Handling Revenue/Bbl	$0.77	$0.70	$0.77	$0.69

Produced water handling revenues for the three months ended June 30, 2022 as compared with the three months ended June 30, 2021 increased primarily due to:

●	an increase of $7.6 million due to a 122 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements,
●	an increase of $3.9 million in skim oil sales revenue due to higher crude oil prices and increased volumes on the system, and
●	an increase of $1.1 million due to contractual price adjustments.

Produced water handling revenues for the six months ended June 30, 2022 as compared with the six months ended June 30, 2021 increased primarily due to:

●	an increase of $17.2 million due to a 138 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements,
●	an increase of $8.9 million in skim oil sales revenue due to higher crude oil prices and increased volumes on the system, and
●	an increase of $3.0 million due to contractual price adjustments.

Water Solutions Revenue

Water solutions revenues for the three months ended June 30, 2022 as compared with the three months ended June 30, 2021 increased primarily due to:

●	an increase of $8.6 million due to a 196 kbwpd volume increase driven by higher recycling volumes on higher completion activities across the Permian Basin in response to recovering commodity prices.

Water solutions revenues for the six months ended June 30, 2022 as compared with the six months ended June 30, 2021 increased primarily due to:

●	an increase of $17.0 million due to a 201 kbwpd volume increase driven by higher recycling volumes on higher completion activities across the Permian Basin in response to recovering commodity prices.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended June 30, 2022 as compared with the three months ended June 30, 2021 increased due to higher volumes as well as cost inflation in labor and chemical treatment expenses, offset by the absence of temporary power generation expenses. On a per barrel basis, direct operating costs were flat.

Direct operating costs for the six months ended June 30, 2022 as compared with the six months ended June 30, 2021 increased due to higher volumes, offset by the absence of temporary power generation expenses. On a per barrel basis, direct operating costs decreased primarily due to reduced temporary power generation expenses.

All our significant facilities have been on permanent power since the end of June 2021. For the three and six months ended June 30, 2021, the estimated incremental impact of temporary power expenses was $1.6 million and $4.3 million, respectively, or approximately $0.02 and $0.03 per barrel, respectively.

See Factors Affecting the Comparability of our Results of Operations — Temporary Power Costs for additional information.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and six months ended June 30, 2022 as compared with the three and six months ended June 30, 2021 increased primarily due to higher amortization expense related to a previously acquired customer contract, as well as depreciation expense related to new assets placed in service.

Abandoned Well Costs

Abandoned well costs for the three and six months ended June 30, 2022 related to the abandonment of two previously acquired SWD wells which were no longer economically beneficial to the operations of the Company, as well as the abandonment of a well under construction. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2022 as compared with the three and six months ended June 30, 2021 increased primarily due to increased compensation and benefits expenses, travel, and insurance costs corresponding with the increased head count required for our larger asset footprint, as well as incremental expenses that we now incur related to our becoming a public company. G&A expenses for the three and six months ended June 30, 2022 included stock-based compensation expense of $3.0 million and $5.2 million, respectively. No stock-based compensation expense was recorded for the three or six months ended June 30, 2021.

Impairment Expense

Impairment expense for the six months ended June 30, 2022 related to Midland Basin assets reclassified to assets held for sale during the first quarter of 2022. The assets were re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Loss on Asset Disposal and Other

Loss on asset disposal and other represents net gains and losses, and other expenses related to, the abandonment, disposal or exchange of assets. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Interest on Debt Instruments	$7,794	$7,575	$15,606	$10,368
Amortization of Debt Issuance Costs	610	609	1,220	823
Total Interest Expense	8,404	8,184	16,826	11,191
Less: Amounts Capitalized	(1,089)	(860)	(1,726)	(1,216)
Interest Expense, Net	$7,315	$7,324	$15,100	$9,975

Interest expense, net for the three months ended June 30, 2022 remained flat as compared with the three months ended June 30, 2021 and related to our Notes, which were issued on April 1, 2021.

Interest expense, net for the six months ended June 30, 2022 as compared with the six months ended June 30, 2021 increased due to an increase in the total debt outstanding and an increase in the interest rate related to our debt instruments, as the Credit Facility was repaid with proceeds from the Notes issuance on April 1, 2021. The average outstanding debt balance for the six months ended June 30, 2022 was $400 million compared with $349 million for the six months ended June 30, 2021. The interest rate on our Notes is 7.625%, whereas the interest rate on the Credit Facility was 3.75%.

Net interest expense also increased due to higher amortization of debt issuance costs. The increase in net interest expense for each period is partially offset by an increase in capitalized interest as a result of a higher average interest rate and an increase in the amount of asset construction in progress.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss)	$4,039	$4,561	$(2,578)	$7,376
Interest Expense, Net	7,315	7,324	15,100	9,975
Income Tax Expense (Benefit)	472	2	(368)	2
Depreciation, Amortization and Accretion	16,203	15,215	32,782	30,172
Abandoned Well Costs	5,415	—	5,415	—
Impairment of Long-Lived Assets	—	—	15,597	—
Stock-Based Compensation	3,202	—	5,539	—
Abandoned Projects	64	1,145	66	1,356
Temporary Power Costs (1)	—	1,603	—	4,253
Loss on Disposal of Asset, Net	24	173	578	217
Loss on Debt Modification	—	380	—	380
Transaction Costs	425	15	933	77
Other	—	221	—	221
Adjusted EBITDA	$37,159	$30,639	$73,064	$54,029

Total Revenue	$76,386	$56,584	$147,355	$102,773
Cost of Revenue	(46,984)	(37,667)	(90,234)	(73,378)
Gross Margin	29,402	18,917	57,121	29,395
Depreciation, Amortization and Accretion	16,203	15,215	32,782	30,172
Temporary Power Costs (1)	—	1,603	—	4,253
Adjusted Operating Margin	$45,605	$35,735	$89,903	$63,820
Total Volumes (Thousands of BBLs)	113,042	84,136	218,048	156,691
Adjusted Operating Margin/BBL	$0.41	$0.42	$0.41	$0.41

(1)	See discussion above under "Temporary Power Costs".

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

As of June 30, 2022, we had a cash balance of $35.1 million and working capital, defined as current assets less current liabilities, of $58.5 million. We had $400.0 million face value of Notes outstanding, with $200.0 million of availability under the Credit Facility. As of June 30, 2022, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes. See Item 1. Financial Statements ─ Note 6. Long-Term Debt for descriptions of the Credit Facility and Notes.

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

Dividends and Distributions

On February 25, 2022,and May 6, 2022, our Board of Directors declared quarterly dividends on our Class A common stock of $0.09 per share for first and second quarter 2022, respectively. In conjunction with the dividend payments, distributions of $0.09 per unit per quarter were paid to unit holders of Solaris LLC. Dividends were also paid on unvested shares of restricted stock and RSUs. Dividends accrue on PSUs and are paid upon vesting. The total amount paid on such dividends and distributions was $13.9 million for the six months ended June 30, 2022.

On August 3, 2022, our Board of Directors declared a dividend on our Class A common stock for the third quarter of 2022 of $0.09 per share. The dividend will be paid on August 30, 2022, to holders of record of our Class A common stock as of the close of business on August 17, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC, subject to the same payment and record dates.

Cash Flows from Operating Activities

For the six months ended June 30, 2022, Net Cash Provided by Operating Activities totaled $37.3 million as compared with $30.7 million for the six months ended June 30, 2021. The net increase is primarily due to the $44.6 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses. Net Cash Provided by Operating Activities also included reductions of $21.2 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payment of actual cash.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, Net Cash Used in Investing Activities totaled $48.3 million as compared with $42.4 million for the six months ended June 30, 2021. Expenditures for property, plant and equipment were higher in 2022 as compared with 2021 due primarily to increased capital activity to support our growing operations, including the recently signed management agreement with Chevron.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, Net Cash Used in Financing Activities totaled $13.9 million as compared with Net Cash Provided in Financing Activities of $17.9 million for the six months ended June 30, 2021. Cash used in financing activities for the first six months of 2022 related to dividends and distributions paid. Cash provided by financing activities for the first six months of 2021 included the issuance of our $400.0 million aggregate principal amount of Notes on April 1, 2021, with net proceeds of $390.6 million used to pay down the outstanding Credit Facility balance of $297.0 million and redeem Redeemable Preferred Units for $74.4 million.

Capital Requirements

For the year of 2022, our estimate of capital expenditures is between $140.0 and $150.0 million. Our capital expenditure forecast supports the recently signed full-cycle water management agreement with Chevron as well as incremental projected growth from our other long-term contracted customers. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand, cash flows from operations and our borrowing capacity under the Credit Facility.

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

Commodity Price Risk

The market for our services is exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels and timing of activity of our customers in the exploration and production and oilfield services industries.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)None.

(c)None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As described in Item 1. Financial Statements – Note 4, on August 1, 2022, in connection with the closing of an acquisition of assets by a wholly-owned subsidiary of Solaris LLC, Aris Inc. issued 3,365,907 shares of its Class A common stock to the seller of such assets as consideration therefor. Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc. Such shares of Class A common stock and Solaris LLC units were issued in a private placement not involving a public offering pursuant to the exemption from the registration requirements of Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

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

10.1†

Aris Water Solutions, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of to the Company’s Current Report on Form 8-K filed on June 13, 2022, File No. 001-40955).

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

August 4, 2022	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Brenda R. Schroer
Brenda R. Schroer
Chief Financial Officer

/s/ Dustin A. Hatley
Dustin A. Hatley
Chief Accounting Officer