Form 10-Q
period 2022-09-30
Aris Water Solutions, Inc.
filed 2022-11-10
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, the registrant had 26,514,063 shares of Class A common stock, $0.01 par value per share, and 30,811,322 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “guidance,” “preliminary,” “project,” “estimate,” “outlook,” “expect,” “continue,” “will,” “intend,” “plan,” “targets,” “believe,” “forecast,” “future,” “potential,” “should,” “may,” “possible,” “could” and variations of such words or similar expressions.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	September 30,	December 31,
	2022	2021
Assets
Cash	$25,180	$60,055
Accounts Receivable, Net	76,273	41,973
Accounts Receivable from Affiliate	25,772	20,191
Other Receivables	6,287	4,126
Prepaids and Deposits	1,828	6,043
Total Current Assets	135,340	132,388
Fixed Assets
Property, Plant and Equipment	881,003	700,756
Accumulated Depreciation	(81,019)	(67,749)
Total Property, Plant and Equipment, Net	799,984	633,007
Intangible Assets, Net	277,379	304,930
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	24,377	19,933
Right-of-Use Assets	7,635	—
Other Assets	1,422	1,850
Total Assets	$1,280,722	$1,126,693
Liabilities and Stockholders' Equity
Accounts Payable	$35,823	$7,082
Payables to Affiliate	2,412	1,499
Accrued and Other Current Liabilities	85,089	40,464
Total Current Liabilities	123,324	49,045
Long-Term Debt, Net of Debt Issuance Costs	393,453	392,051
Asset Retirement Obligation	8,148	6,158
Tax Receivable Agreement Liability	80,009	75,564
Other Long-Term Liabilities	8,966	1,336
Total Liabilities	613,900	524,154
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 26,166,400 issued and 26,156,209 outstanding as of September 30, 2022; 21,858,022 issued and 21,847,831 outstanding as of December 31, 2021	261	218
Class B Common Stock $0.01 par value, 180,000,000 authorized, 30,811,322 issued and outstanding as of September 30, 2022; 31,716,104 issued and outstanding as of December 31, 2021	308	317
Treasury Stock (at Cost), 10,191 shares as of September 30, 2022 and December 31, 2021	(135)	(135)
Additional Paid-in-Capital	282,917	212,926
Accumulated Deficit	(7,094)	(457)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	276,257	212,869
Noncontrolling Interests	390,565	389,670
Total Stockholders' Equity	666,822	602,539
Total Liabilities and Stockholders' Equity	$1,280,722	$1,126,693

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Produced Water Handling	$39,674	$24,639	$110,299	$71,368
Produced Water Handling — Affiliates	24,796	23,135	69,084	62,216
Water Solutions	20,392	7,666	46,744	11,824
Water Solutions — Affiliates	5,668	4,059	11,640	16,864
Other Revenue	246	—	364	—
Total Revenue	90,776	59,499	238,131	162,272
Cost of Revenue
Direct Operating Costs	43,885	23,497	101,337	66,703
Depreciation, Amortization and Accretion	16,942	15,378	49,724	45,550
Total Cost of Revenue	60,827	38,875	151,061	112,253
Operating Costs and Expenses
Abandoned Well Costs	9,222	27,402	14,637	27,402
General and Administrative	11,482	5,228	33,860	15,240
Impairment of Long-Lived Assets	—	—	15,597	—
Loss on Asset Disposal and Other	239	940	1,816	2,590
Total Operating Expenses	20,943	33,570	65,910	45,232
Operating Income (Loss)	9,006	(12,946)	21,160	4,787
Other Expense
Interest Expense, Net	6,763	7,880	21,863	17,855
Other	—	—	—	380
Total Other Expense	6,763	7,880	21,863	18,235
Income (Loss) Before Income Taxes	2,243	(20,826)	(703)	(13,448)
Income Tax Expense (Benefit)	287	(83)	(81)	(81)
Net Income (Loss)	1,956	(20,743)	(622)	(13,367)
Equity Accretion and Dividend — Redeemable Preferred Units	—	—	—	21
Net Income (Loss) Attributable to Stockholders'/Members' Equity	1,956	$(20,743)	(622)	$(13,346)
Net Income (Loss) Attributable to Noncontrolling Interest	1,257		(493)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$699		$(129)

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.02		$(0.03)
Diluted	$0.02		$(0.03)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	24,499,953		22,779,077
Diluted	24,546,632		22,779,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2022	2021
Cash Flow from Operating Activities
Net Loss	$(622)	$(13,367)
Adjustments to reconcile Net Loss to Net Cash provided by Operating Activities:
Deferred Income Tax Benefit	(96)	—
Depreciation, Amortization and Accretion	49,724	45,550
Stock-Based Compensation	9,134	—
Impairment of Long-Lived Assets	15,597	—
Abandoned Well Costs	14,637	27,402
Loss on Disposal of Asset, Net	481	225
Abandoned Projects	66	2,035
Amortization of Debt Issuance Costs, Net	1,563	1,320
Loss on Debt Modification	—	380
Other	311	216
Changes in Operating Assets and Liabilities:
Accounts Receivable	(33,683)	(11,231)
Accounts Receivable from Affiliate	(5,581)	(10,046)
Other Receivables	(2,139)	231
Prepaids, Deposits and Other Current Assets	4,215	2,516
Accounts Payable	3,233	(3,284)
Payables to Affiliate	913	(715)
Deferred Revenue	14	(46)
Accrued Liabilities and Other	19,418	16,000
Net Cash Provided by Operating Activities	77,185	57,186

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(96,991)	(62,728)
Cash Paid for Acquisitions	(3,353)	—
Proceeds from the Sale of Property, Plant and Equipment	7,441	—
Net Cash Used in Investing Activities	(92,903)	(62,728)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(19,157)	—
Proceeds from Senior-Sustainability Linked Notes	—	400,000
Payments for Initial Public Offering Costs	—	(855)
Payments of Debt Issuance Costs Related to Issuance of Senior- Sustainability Linked Notes	—	(9,352)
Repayment of Credit Facility	—	(297,000)
Redemption of Redeemable Preferred Units	—	(74,357)
Payments of Debt Issuance Costs Related to Credit Facility	—	(1,442)
Members' Contributions	—	5
Net Cash (Used In) Provided by Financing Activities	(19,157)	16,999

Net (Decrease) Increase in Cash	(34,875)	11,457
Cash, Beginning of Period	60,055	24,932
Cash, End of Period	$25,180	$36,389

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’/Members’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2022
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2022	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Redemption of Class B Shares for Class A Shares	1	148,087	(1)	(148,087)	1,786	-	-	-	(1,786)	-
Stock-based Compensation Expense	-	515	-	-	958	-	-	-	1,379	2,337
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,531)	-	-	-	-	(1,531)
Deferred Tax Assets Acquired	-	-	-	-	1,666	-	-	-	-	1,666
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,062)	(2,947)	(5,009)
Net Loss	-	-	-	-	-	-	-	(2,222)	(4,395)	(6,617)
Balance at March 31, 2022	219	22,006,624	316	31,568,017	215,805	(135)	10,191	(4,741)	381,921	593,385
Redemption of Class B Shares for Class A Shares	1	107,914	(1)	(107,914)	1,315	-	-	-	(1,315)	-
Stock-based Compensation Expense	-	-	-	-	1,318	-	-	-	1,884	3,202
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,021)	-	-	-	-	(1,021)
Deferred Tax Assets Acquired	-	-	-	-	422	-	-	-	-	422
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,068)	(2,966)	(5,034)
Net Income	-	-	-	-	-	-	-	1,394	2,645	4,039
Balance at June 30, 2022	$220	22,114,538	$315	31,460,103	$217,839	$(135)	10,191	$(5,415)	$382,169	$594,993
Class A Shares issued for Acquisition	34	3,365,907	-	-	54,588	-	-	-	16,601	71,223
Redemption of Class B Shares for Class A Shares	7	648,781	(7)	(648,781)	8,275	-	-	-	(8,275)	-
Stock-based Compensation Expense	-	37,174	-	-	1,848	-	-	-	1,747	3,595
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(3,446)	-	-	-	-	(3,446)
Deferred Tax Assets Acquired	-	-	-	-	3,813	-	-	-	-	3,813
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,378)	(2,934)	(5,312)
Net Income	-	-	-	-	-	-	-	699	1,257	1,956
Balance at September 30, 2022	$261	26,166,400	$308	30,811,322	$282,917	$(135)	10,191	$(7,094)	$390,565	$666,822

Three and Nine Months Ended September 30, 2021
Members'
Equity
Balance at January 1, 2021	$633,915
Capital Contributions	5
Accretion and Dividend—Redeemable Preferred Units	7
Net Income	2,815
Balance at March 31, 2021	636,742
Accretion and Dividend—Redeemable Preferred Units	14
Net Income	4,561
Balance at June 30, 2021	641,317
Net Loss	(20,743)
Balance at September 30, 2021	$620,574

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

We were incorporated on May 26, 2021 as a Delaware corporation and were formed to serve as the issuer in an initial public offering of equity (the “IPO” or “Offering”) that closed on October 26, 2021.

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

2.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per share amounts, in the condensed consolidated financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Interim Financial Statements

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have not been audited by our independent registered public accounting firm.

These condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Noncontrolling Interests

As of September 30, 2022, we own approximately 46% of Solaris LLC. Our consolidated financial statements include noncontrolling interests representing the percentage of Solaris LLC units not held by us.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these condensed consolidated financial statements and disclosures of contingencies. These critical estimates include, among others, determining the fair values of assets acquired, liabilities assumed, and/or contingent consideration paid in acquisitions or nonmonetary exchanges or disposed through sale, determining the fair value and related impairment of assets held for sale, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets, and the liability associated with our Tax Receivable Agreement (the “TRA liability”). Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for the discussion of our significant accounting policies. Other than the updates noted below in Recently Adopted Accounting Pronouncements, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2022.

Fair Value Information

The fair value of our 7.625% Senior Sustainability-Linked Notes (the “Notes”), which are fixed-rate debt, is estimated based on the published market prices for the same or similar issues. Management has designated this measurement as a Level 2 fair value measurement. Fair value information regarding our debt is as follows:

(in thousands)	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$377,076	$400,000	$424,000

The carrying values of our financial instruments, consisting of cash, accounts receivable, and accounts payable, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $87.7 million and $60.1 million at September 30, 2022 and December 31, 2021, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of September 30, 2022 and December 31, 2021, we had accounts receivable from ConocoPhillips of $25.8 million and $20.2 million, respectively, that were recorded in accounts receivable from affiliate. As of September 30, 2022 and December 31, 2021, we had payables to ConocoPhillips of $2.4 million and $1.5 million, respectively, that were recorded in payables to affiliate. Revenues and expenses related to ConocoPhillips were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues from ConocoPhillips	$30,464	$27,194	$80,724	$79,080
Operating Expenses Reimbursed to ConocoPhillips	403	191	1,163	919

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

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	September 30,	December 31,
	2022	2021
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$4,578	$3,099
Reimbursable Projects and Other	1,709	1,027
Total Other Receivables	$6,287	$4,126

Prepaids and Deposits
Prepaid Insurance and Other	$1,787	$5,953
Deposits	41	90
Total Prepaids and Deposits	$1,828	$6,043

Accrued and Other Current Liabilities
Accrued Operating Expense	$27,085	$17,774
Accrued Capital Costs	30,680	4,603
Accrued Interest	15,250	7,625
Accrued Compensation	4,878	4,551
Dividends and Distributions Payable	44	3,847
Lease Liabilities	1,025	—
Other	6,127	2,064
Total Accrued and Other Current Liabilities	$85,089	$40,464

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$7,658	$7,152	$21,755	$20,888
Amortization - Intangible Assets	9,183	8,151	27,551	24,454
Accretion of Asset Retirement Obligations	101	75	418	208
Total Depreciation, Amortization and Accretion Expense	$16,942	$15,378	$49,724	$45,550

Loss on Asset Disposal and Other
(Gain) Loss on Asset Disposal, Net	$(97)	$8	$481	$225
Transaction Costs	336	253	1,269	330
Abandoned Projects (1)	—	679	66	2,035
Total Loss on Asset Disposal and Other	$239	$940	$1,816	$2,590

Interest Expense
Interest on Debt Instruments	$7,759	$8,034	$23,365	$18,402
Amortization of Debt Issuance Costs	610	611	1,830	1,434
Total Interest Expense	8,369	8,645	25,195	19,836
Less: Amounts Capitalized	(1,606)	(765)	(3,332)	(1,981)
Interest Expense, Net	$6,763	$7,880	$21,863	$17,855

(1)	Abandoned Projects expense is primarily related to expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	September 30,	December 31,
	2022	2021
Wells, Facilities, Water Ponds, and Related Equipment	$407,608	$329,935
Pipelines	340,817	327,140
Land	2,063	2,063
Vehicles, Equipment, Computers and Office Furniture	18,196	17,359
Assets Subject to Depreciation	768,684	676,497
Projects and Construction in Progress	112,319	24,259
Total Property, Plant and Equipment	881,003	700,756
Accumulated Depreciation	(81,019)	(67,749)
Total Property, Plant and Equipment, Net	$799,984	$633,007

Asset Exchanges

During the nine months ended September 30, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Assets Sold

During the first quarter of 2022, management committed to a plan to sell certain of our assets located in the Midland Basin and determined that these assets met all the criteria for classification as assets held for sale. These assets were re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense of $15.6 million during the first quarter of 2022. We estimated the fair value of the assets using indicative bids, which were representative of a Level 2 fair value measurement, and we ceased recording depreciation on the assets. During the third quarter of 2022, we closed the sale of these assets for proceeds of $7.4 million and recorded a gain of $0.1 million.

Abandoned Assets

In June 2022, management determined that two previously acquired saltwater disposal wells (“SWD wells”) were no longer economically beneficial to the operations of the Company due to required workover costs and determined that the SWD wells should be shut-in and taken out of service. Accordingly, we removed the cost and the associated accumulated depreciation and recognized a charge of $4.2 million for the remaining book value of the SWD wells. The charge has been reflected in abandoned well costs in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

In late second quarter 2022, management removed the cost of a SWD well that was under construction in Texas. The well had encountered technical difficulties during the drilling phase and progress on the well was stopped. Management’s evaluation of the well determined that abandoning the asset was the most prudent course of action. Accordingly, we removed the cost of the asset and recognized a charge of $1.6 million, which is reflected in abandoned well costs in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

In the third quarter of 2022, we recognized a charge of $9.2 million related to a stand-alone SWD well that has been taken out of service. The charge is reflected in abandoned well costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

During the first nine months of 2021, we re-entered a SWD well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action as the well was unable to remain in service in its current condition, and we recognized abandoned well cost of $27.4.

Delaware Energy Asset Acquisition

On August 1, 2022, we acquired from Delaware Energy, LLC certain saltwater gathering and disposal facilities, disposal wells and other related assets and rights in Lea County and Eddy County, New Mexico. In connection with the closing and as consideration for the assets, we issued to the seller 3,365,907 shares of our Class A common stock and included volumetric-based contingent consideration. We estimated the fair value of the contingent consideration using a discounted cash flow model based on estimated royalty payments to be made over a five-year contractual period. Allocation of the purchase price to the acquired assets was based on relative fair values.

The following table sets forth our purchase price allocation.

(in thousands, except share and per share amounts)
Equity Consideration
Number of Class A Shares Issued	3,365,907
Fair Value Per Share on Transaction Closing Date	$21.16
Total Fair Value of Equity Consideration	$71,223
Fair Value of Contingent Consideration (1)	3,899
Total Fair Value of Consideration	$75,122

Purchase Price Allocation
Saltwater Disposal Wells	$72,620
Gathering Systems and Pipelines	2,716
Total Fair Value of Property Acquired	75,336
Less: ARO Liabilities Assumed	(214)
Total Purchase Price Allocation	$75,122
(1)	As of September 30, 2022, liabilities for contingent consideration of $1.1 million and $2.8 million are included in Accrued and Other Current Liabilities and Other Long-Term Liabilities, respectively.

Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc.

Other Asset Acquisition

During the third quarter of 2022, we purchased five ponds from ConocoPhillips, a related party, for a cash purchase price of $3.4 million.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize or, are deemed to realize in certain circumstances, in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at September 30, 2022.

The TRA liability totaled $80.0 million at September 30, 2022. The liability increased $6.0 million during the nine months ended September 30, 2022 due to the redemption of Class B shares to Class A shares. The increase was offset by a reduction of $1.6 million related to adjustments to the estimated tax basis of the tangible and intangible assets of Solaris LLC reflected in the 2021 federal income tax return. See Note 9. Stockholders’/Members’ Equity.

As of September 30, 2022, we estimated that if all the remaining Solaris LLC units were redeemed for shares of our Class A common stock, the TRA liability would be approximately $257.5 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of September 30, 2022, we estimated the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $171.5 million, discounted. These amounts can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	September 30,	December 31,
	2022	2021
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Revolving Credit Facility	—	—
Total Long-Term Debt	400,000	400,000
Less: Unamortized Debt Issuance Costs	(6,547)	(7,949)
Total Long-Term Debt, Net of Debt Issuance Costs	$393,453	$392,051

Senior Sustainability-Linked Notes

Our 7.625% Senior Sustainability-Linked Notes (the “Notes”) are due April 1, 2026. The Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility (see below). The Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time on or after April 1, 2023 at redemption prices ranging from 103.8125% on or after April 1, 2023 to 100% on or after April 1, 2025. In addition, on or before April 1, 2023, we may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the Notes, plus accrued interest. At any time prior to April 1, 2023, we may also redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium. If we undergo a change of control, we may be required to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued interest.

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

Credit Facility

Our amended and restated credit agreement provides for, among other things, (i) commitments of $200.0 million, (ii) a maturity date of April 1, 2025, (iii) loans made under our revolving credit facility (the “Credit Facility”) and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) a $75.0 million incremental revolving facility, which will be on the same terms as under the Credit Facility, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings under the Credit Facility, $0.15 million in letters of credit outstanding and $199.85 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At September 30, 2022, we were in compliance with all covenants contained in the Credit Facility.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)	Classification	September 30, 2022
Assets
Right-of-Use Assets	Consolidated Balance Sheet	$7,635

Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,025
Noncurrent Lease Liabilities	Other Long-Term Liabilities	6,202

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2022	2022
Direct Operating Costs	$244	$690
General and Administrative	166	498
Total Lease Cost	$410	$1,188

Short-Term Leases

Our short-term lease cost, which consisted primarily of field equipment rentals, totaled $3.9 million and $7.7 million for the three and nine months ended September 30, 2022.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

Nine Months Ended
September 30,
(in thousands)	2022
Cash Paid for Amounts Included in Lease Liabilities	$969
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, net	723

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

Weighted Average Remaining Lease Term (Years)	6.7
Weighted Average Discount Rate	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at September 30, 2022:

(in thousands)
2022 remaining	$277
2023	1,073
2024	984
2025	746
2026	671
Thereafter	4,347
Total Lease Payments	8,098
Less: Interest	(871)
Present Value of Lease Liabilities	$7,227

Future Minimum Lease Commitments

Future minimum lease commitments under non-cancellable leases at December 31, 2021 were as follows:

(in thousands)
2022	$824
2023	638
2024	622
2025	514
2026	438
Thereafter	816
Total	$3,852

Leases That Have Not Yet Commenced

During the third quarter of 2022, we entered into an additional operating lease for office space. The lease will commence during the fourth quarter of 2022. Undiscounted future lease payments of $0.7 million will be included in the determination of the right-of-use asset and lease liability upon lease commencement.

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

Income Tax Expense (Benefit)

We recorded income tax expense (benefit) of $0.3 million and $(0.1) million for the three and nine months ended September 30, 2022, respectively, substantially all of which was deferred.

Effective Tax Rate

We record our income tax (benefit) expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the nine months ended September 30, 2022 was 11%. The difference between the federal statutory rate and our estimated annual ETR is due primarily to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our deferred income tax assets, net increased $4.4 million during the nine months ended September 30, 2022.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. We are no longer subject to tax examinations for tax years prior to 2018 for federal income taxes and prior to 2017 for state income taxes.

9.Stockholders’/Members’ Equity

Redemptions

During the nine months ended September 30, 2022, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis as follows:

●	148,087 shares were redeemed on February 28, 2022; and
●	107,914 shares were redeemed on June 1, 2022; and
●	648,781 shares were redeemed on September 1, 2022.

Dividends and Distributions

On February 25, 2022, May 6, 2022, and August 3, 2022, our Board of Directors declared quarterly dividends of $0.09 per share for the first, second and third quarters of 2022, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for each of the first, second and third quarters of 2022.

On November 4, 2022, our Board of Directors declared a quarterly dividend of $0.09 per share for the fourth quarter of 2022 on our Class A common stock. The dividend will be paid on November 30, 2022, to holders of record of our Class A common stock as of the close of business on November 17, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC subject to the same payment and record dates.

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

Other Commitments

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of September 30, 2022, we have purchase obligations and commitments of approximately $39.7 million due in the next twelve months.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting our water operations. These agreements do not meet the definition of a lease under ASC Topic 842. Minimum royalty payments associated with these contracts are as follows: $0.1 million for the remainder of 2022, $8.9 million for 2023, $9.8 million for 2024, $10.6 million for 2025, $11.3 million for 2026, and $4.5 million thereafter.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. The contract has a term that ends in May 2025 and the remaining minimum commitment under the contract is $7.1 million as of September 30, 2022.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three and nine months ended September 30, 2022, we recognized $0.9 million and $1.9 million of expense, respectively, related to environmental matters that were recorded in Direct Operating Cost. For the three and nine months ended September 30, 2021, the expense related to environmental matters was $0.5 million for both periods. We also have insurance proceeds receivable of $4.6 million at September 30, 2022 that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our Class A common stock:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except for share and per share amounts)	2022	2022
Net Income (Loss) Attributable to Stockholders' Equity	$1,956	$(622)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	1,257	(493)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	699	(129)
Dividends for Participating Securities (1)	(179)	(539)
Basic Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$520	$(668)
Reallocation of Participating Net Income (Loss)	-	-
Diluted Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$520	$(668)

Basic Weighted Average Outstanding Shares	24,499,953	22,779,077
Dilutive Performance-Based Stock Units	46,679	-
Dilutive Weighted Average Outstanding Shares	24,546,632	22,779,077

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.02	$(0.03)
Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.02	$(0.03)

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 31,248,544 shares and 31,481,479 shares of Class B common stock outstanding for the three and nine months ended September 30, 2022, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, 19,086 and all PSUs were determined to be antidilutive for the three and nine months ended September 30, 2022, respectively, and have been excluded from the computation of diluted earnings per share for those periods.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan (the “2021 Plan”) allows for the grant of, among other types of awards, stock options; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,439,029	$12.68
Granted	678,241	14.98
Forfeited	(115,535)	13.75
Vested	(515)	14.61
Outstanding at September 30, 2022	2,001,220	$13.64

The RSUs granted during the nine months ended September 30, 2022 generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of September 30, 2022, approximately $17.8 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2022, we granted 167,228 PSUs, with a weighted average grant date fair value of $25.36, to management under the 2021 Plan. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. As of September 30, 2022, approximately $3.2 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.3 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the nine months ended September 30, 2022:

Assumptions
Risk-free Interest Rate	1.44%
Volatility Range	35.95% - 154.23%

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	167,228	25.36
Forfeited	(6,274)	25.36
Outstanding at September 30, 2022	160,954	$25.36

13. Subsequent Event

On October 31, 2022, we entered into an additional operating lease for office space. Undiscounted future lease payments of $10.1 million will be included in the determination of the right-of-use asset and lease liability upon lease commencement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and nine months ended September 30, 2022, included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Predecessor and Aris Inc.

Aris Inc. was incorporated on May 26, 2021 and does not have historical financial operating results prior to the closing date of its IPO. For purposes of this Quarterly Report, our accounting predecessor is Solaris LLC. The financial data discussed below reflect the historical results of operations and financial position of Solaris LLC, our predecessor for accounting purposes, prior to the date of our IPO closing on October 26, 2021. See Item 1. Financial Statements ─ Note 1. Organization and Background of Business.

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

Third Quarter 2022 Results

Significant financial and operating highlights for the three months ended September 30, 2022 include:

●	Total water volumes handled or sold of 1,416 thousand barrels of water per day (“kbwpd”), an increase of 47% as compared with the third quarter of 2021
●	Recycled produced water volumes sold of 345 kbwpd, an increase of 165% as compared with the third quarter of 2021
●	Total revenue of $90.8 million, an increase of 53% as compared with the third quarter of 2021
●	Abandoned well costs of $9.2 million as compared with $27.4 million for the third quarter of 2021
●	Net income of $2.0 million, as compared with a loss of $20.7 million for the third quarter of 2021
●	Adjusted EBITDA (non-GAAP financial measure) of $39.3 million, an increase of 28% as compared with the third quarter of 2021
●	Dividend paid on our Class A common stock for the third quarter of 2022 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

●	Closed the Delaware Energy asset acquisition

Delaware Energy Asset Acquisition

On August 1, 2022, we acquired from Delaware Energy, LLC certain saltwater gathering and disposal facilities, disposal wells and other related assets and rights in Lea County and Eddy County, New Mexico. In connection with the closing of the acquisition and as consideration for the assets, we issued to the seller 3,365,907 shares of our Class A common stock and included a small, volumetric-based contingent consideration. Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Water Standard Acquisition

In October 2022, we acquired certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard Management (US), Inc. (“Water Standard”) that support and accelerate the advanced treatment and beneficial reuse of produced water in the Permian Basin. Additionally, we agreed with Water Standard to collaborate in the future on certain advanced water treatment projects which draw on each party’s demonstrated expertise and capabilities.

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

In addition, there are particular impacts on commodity prices due to supply disruptions which are resulting in significantly higher West Texas Intermediate (“WTI”) crude oil prices. As the U.S. economy began recovering from the COVID-19 pandemic in the latter half of 2021, domestic crude oil prices began to increase. During the three months ended September 30, 2022, the average WTI spot price was $93.06 as compared with $70.58 for the three months ended September 30, 2021. During the nine months ended September 30, 2022, the average WTI spot price was $98.96 as compared with $65.05 for the nine months ended September 30, 2021.

The continuing impact on commodity prices will also depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. On October 5, 2022, OPEC+ announced that it would reduce oil production by 2 million barrels per day, the largest cut since April 2020. The reduction is equivalent to approximately 2% of global demand.

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

Cost Inflation

During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the Consumer Price Index (“CPI”), and the annual rate of inflation in the U.S. reached 8.2% in September 2022. Through October 2022, the Federal Reserve has approved five interest rate hikes that total a 3.00 percentage point increase, which are the first increases since December 2018. The Federal Reserve has indicated additional rate increases may be approved during the remainder of the year. The members of the Federal Reserve also expressed reduced expectations for economic growth this year and raised their outlook for inflation. The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates.

During the second and third quarters of 2022, our revenue growth was partially offset by higher than anticipated cost inflation. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to remain significantly higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

Seismicity

In New Mexico, we operate one well located within the Hat Mesa Seismic Response Area (“SRA”). As there has been no further seismic activity within the Hat Mesa SRA in 2022, the New Mexico Oil Conservation Division reduced curtailment requirements. We continue to operate our partially curtailed well.

In Texas, during the third quarter of 2022, we sold one deep injection well along with the permit to recomplete the deep well to a shallow injector. The well was located within the Gardendale SRA where the Texas Railroad Commission suspended all active permits to inject oil and gas waste into deep strata. We continue to own a second well within the Gardendale SRA, which we plan to plug and abandon.

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

Factors Affecting the Comparability of our Results of Operations

Temporary Power Costs

In the past, we constructed assets in advance of permanent grid power infrastructure availability in order to secure long-term produced water handling contracts. As a result, we rented temporary power generation equipment that would not have been necessary if grid power connections had been available. We estimate temporary power costs by taking temporary power and rental expenses incurred during the period and subtracting estimated expenses that would have been incurred during such period had permanent grid power been available. Power infrastructure and permanent power availability rapidly expanded in the Permian Basin in 2020 and the first half of 2021, and, accordingly, we were able to make significant progress in reducing these expenses over that period. By the end of September 2021, all of our significant facilities were being supported by permanent power. Beginning in the third quarter of 2021, we were no longer adjusting for temporary power costs.

We remove temporary power costs when calculating Adjusted Operating Margin to accurately assess long-term profitability and cash flow on a basis consistent with our long-term projections and current operating cost profile.

Results of Operations

Results of operations were as follows for the periods indicated:

(in thousands)	Three Months Ended September 30,
	2022	2021	2022 vs. 2021
Revenue
Produced Water Handling	$39,674	$24,639	$15,035	61%
Produced Water Handling—Affiliates	24,796	23,135	1,661	7%
Water Solutions	20,392	7,666	12,726	166%
Water Solutions—Affiliates	5,668	4,059	1,609	40%
Other Revenue	246	—	246	N/M
Total Revenue	90,776	59,499	31,277	53%
Cost of Revenue
Direct Operating Costs	43,885	23,497	20,388	87%
Depreciation, Amortization and Accretion	16,942	15,378	1,564	10%
Total Cost of Revenue	60,827	38,875	21,952	56%
Operating Costs and Expenses
Abandoned Well Costs	9,222	27,402	(18,180)	(66)%
General and Administrative	11,482	5,228	6,254	120%
Loss on Asset Disposal and Other	239	940	(701)	(75)%
Total Operating Expenses	20,943	33,570	(12,627)	(38)%
Operating Income (Loss)	9,006	(12,946)	21,952	(170)%
Interest Expense, Net	6,763	7,880	(1,117)	(14)%
Other	—	—	—	N/M
Income (Loss) Before Income Taxes	2,243	(20,826)	23,069	(111)%
Income Tax Expense (Benefit)	287	(83)	370	(446)%
Net Income (Loss)	$1,956	$(20,743)	$22,699	(109)%

N/M Not Meaningful

Results of operations were as follows for the periods indicated:

(in thousands)	Nine Months Ended September 30,
	2022	2021	2022 vs. 2021
Revenue
Produced Water Handling	$110,299	$71,368	$38,931	55%
Produced Water Handling—Affiliates	69,084	62,216	6,868	11%
Water Solutions	46,744	11,824	34,920	295%
Water Solutions—Affiliates	11,640	16,864	(5,224)	(31)%
Other Revenue	364	—	364	N/M
Total Revenue	238,131	162,272	75,859	47%
Cost of Revenue
Direct Operating Costs	101,337	66,703	34,634	52%
Depreciation, Amortization and Accretion	49,724	45,550	4,174	9%
Total Cost of Revenue	151,061	112,253	38,808	35%
Operating Costs and Expenses
Abandoned Well Costs	14,637	27,402	(12,765)	(47)%
General and Administrative	33,860	15,240	18,620	122%
Impairment of Long-Lived Assets	15,597	—	15,597	N/M
Loss on Asset Disposal and Other	1,816	2,590	(774)	(30)%
Total Operating Expenses	65,910	45,232	20,678	46%
Operating Income	21,160	4,787	16,373	342%
Interest Expense, Net	21,863	17,855	4,008	22%
Other	—	380	(380)	(100)%
Loss Before Income Taxes	(703)	(13,448)	12,745	(95)%
Income Tax Benefit	(81)	(81)	—	0%
Net Loss	$(622)	$(13,367)	$12,745	(95)%

N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to, or transfer for our customers. Volumes were as follows for the three-month periods:

	Three Months Ended
	September 30,
	2022	2021	2022 vs. 2021
Thousand barrels water per day
Produced Water Handling Volumes	905	708	197	28%
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	345	130	215	165%
Groundwater Volumes Sold	166	82	84	102%
Groundwater Volumes Transferred	—	41	(41)	(100)%
Total Water Solutions Volumes	511	253	258	102%
Total Volumes	1,416	961	455	47%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.77	$0.73	$0.04	5%
Water Solutions Revenue/Barrel	$0.55	$0.50	$0.05	10%
Revenue/Barrel of Total Volumes	$0.69	$0.67	$0.02	3%
Direct Operating Costs/Barrel	$0.34	$0.27	$0.07	26%
Adjusted Operating Margin/Barrel (2)	$0.36	$0.41	$(0.05)	(12)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	See Non-GAAP Financial Measures below.

Volumes were as follows for the nine-month periods:

	Nine Months Ended
	September 30,
	2022	2021	2022 vs. 2021
Thousand barrels water per day
Produced Water Handling Volumes	850	692	158	23%
Water Solutions Volumes:
Recycled Produced Water Volumes Sold	306	102	204	200%
Groundwater Volumes Sold	112	61	51	84%
Groundwater Volumes Transferred	8	42	(34)	(81)%
Total Water Solutions Volumes	426	205	221	108%
Total Volumes	1,276	897	379	42%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.77	$0.71	$0.06	8%
Water Solutions Revenue/Barrel	$0.50	$0.51	$(0.01)	(2)%
Revenue/Barrel of Total Volumes	$0.68	$0.66	$0.02	3%
Direct Operating Costs/Barrel	$0.29	$0.27	$0.02	7%
Adjusted Operating Margin/Barrel (2)	$0.39	$0.41	$(0.02)	(5)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	See Non-GAAP Financial Measures below.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per unit amounts)	September 30,		September 30,
	2022	2021	2022	2021
Produced Water Handling Fees	$57,486	$45,617	$160,083	$127,966
Skim Oil Sales Revenue	6,984	2,157	19,300	5,618
Total Produced Water Handling Revenue	$64,470	$47,774	$179,383	$133,584

Produced Water Handling Fees/Bbl	$0.69	$0.70	$0.69	$0.68
Skim Oil Sales Revenue/Bbl	0.08	0.03	0.08	0.03
Total Produced Water Handling Revenue/Bbl	$0.77	$0.73	$0.77	$0.71

Produced water handling revenues for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021 increased primarily due to:

●	an increase of $12.5 million due to a 197 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements, and
●	an increase of $4.8 million in skim oil sales revenue due to higher crude oil prices and increased volumes on the system.

Produced water handling revenues for the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021 increased primarily due to:

●	an increase of $29.7 million due to a 158 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements,
●	an increase of $2.4 million due to customer mix and contractual price adjustments, and
●	an increase of $13.7 million in skim oil sales revenue due to higher crude oil prices and increased volumes on the system.

Water Solutions Revenue

Water solutions revenues for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021 increased primarily due to:

●	an increase of $13.2 million due to a 258 kbwpd volume increase driven by higher recycling volumes on higher completion activities across the Permian Basin in response to recovering commodity prices.

Water solutions revenues for the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021 increased primarily due to:

●	an increase of $30.2 million due to a 221 kbwpd volume increase driven by higher recycling volumes on higher completion activities across the Permian Basin in response to recovering commodity prices.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021 increased due to higher volumes as well as cost inflation in labor, chemical treatment, rental equipment and fuel expenses. On a per barrel basis, direct operating costs increased for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021 due to operating cost inflation in labor, chemical treatment, rental equipment and fuel expenses.

Direct operating costs for the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021 increased due to higher volumes, offset by the absence of temporary power generation expenses. On a per barrel basis, direct operating costs increased due to higher labor, chemical treatment, rental equipment and fuel expenses, partially offset by reduced temporary power generation expenses.

All our significant facilities have been on permanent power since the end of June 2021. For the nine months ended September 30, 2021, the estimated incremental impact of temporary power expenses was $4.3 million or approximately $0.02 per barrel.

See Factors Affecting the Comparability of our Results of Operations — Temporary Power Costs for additional information.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2022 as compared with the three and nine months ended September 30, 2021 increased primarily due to higher amortization expense related to a previously acquired customer contract, as well as depreciation expense related to new assets placed in service.

Abandoned Well Costs

Abandoned well costs for the three months ended September 30, 2022 included $9.2 million related to a stand-alone SWD well that has been taken out of service.

Abandoned well costs for the nine months ended September 30, 2022 related to the abandonment of SWD wells which were no longer economically beneficial to the operations of the Company, as well as the abandonment of a well under construction. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2022 as compared with the three and nine months ended September 30, 2021 increased primarily due to increased compensation and benefits expenses, travel, and insurance costs corresponding with the increased head count required for our larger asset footprint, as well as incremental expenses that we now incur related to our becoming a public company. G&A expenses for the three and nine months ended September 30, 2022 included stock-based compensation expense of $3.6 million and $9.1 million, respectively. No stock-based compensation expense was recorded for the three or nine months ended September 30, 2021.

Impairment Expense

Impairment expense for the nine months ended September 30, 2022 related to Midland Basin assets reclassified to assets held for sale during the first quarter of 2022. The assets were re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Loss on Asset Disposal and Other

Loss on asset disposal and other represents net gains and losses, and other expenses related to, the abandonment, disposal or exchange of assets. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Interest on Debt Instruments	$7,759	$8,034	$23,365	$18,402
Amortization of Debt Issuance Costs	610	611	1,830	1,434
Total Interest Expense	8,369	8,645	25,195	19,836
Less: Amounts Capitalized	(1,606)	(765)	(3,332)	(1,981)
Interest Expense, Net	$6,763	$7,880	$21,863	$17,855

Interest expense, net for the three months ended September 30, 2022 decreased as compared with the three months ended September 30, 2021 as a result of a higher amount capitalized.

Interest expense, net for the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021 increased due to an increase in the total debt outstanding and an increase in the interest rate related to our debt instruments, as the Credit Facility was repaid with proceeds from the Notes issuance on April 1, 2021. The average outstanding debt balance for the nine months ended September 30, 2022 was $400 million compared with $366 million for the nine months ended September 30, 2021.

Capitalized interest for the three and nine months ended September 30, 2022 increased as a result of a higher average interest rate and an increase in the amount of assets under construction.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; loss on debt modification; stock-based compensation expense; non-recurring litigation and settlement expenses; and other non-recurring or unusual expenses or charges (including temporary power costs, discussed above), less any gains on sale of assets.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)	$1,956	$(20,743)	$(622)	$(13,367)
Interest Expense, Net	6,763	7,880	21,863	17,855
Income Tax Expense (Benefit)	287	(83)	(81)	(81)
Depreciation, Amortization and Accretion	16,942	15,378	49,724	45,550
Abandoned Well Costs	9,222	27,402	14,637	27,402
Impairment of Long-Lived Assets	—	—	15,597	—
Stock-Based Compensation	3,595	—	9,134	—
Abandoned Projects	—	679	66	2,035
Temporary Power Costs (1)	—	—	—	4,253
(Gain) Loss on Disposal of Asset, Net	(97)	8	481	225
Loss on Debt Modification	—	—	—	380
Transaction Costs	336	253	1,269	330
Other	325	—	325	221
Adjusted EBITDA	$39,329	$30,774	$112,393	$84,803

Total Revenue	$90,776	$59,499	$238,131	$162,272
Cost of Revenue	(60,827)	(38,875)	(151,061)	(112,253)
Gross Margin	29,949	20,624	87,070	50,019
Depreciation, Amortization and Accretion	16,942	15,378	49,724	45,550
Temporary Power Costs (1)	—	—	—	4,253
Adjusted Operating Margin	$46,891	$36,002	$136,794	$99,822
Total Volumes (Thousands of BBLs)	130,267	88,357	348,315	245,048
Adjusted Operating Margin/BBL	$0.36	$0.41	$0.39	$0.41

(1)	See discussion above under "Temporary Power Costs".

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

As of September 30, 2022, we had a cash balance of $25.2 million and working capital, defined as current assets less current liabilities, of $12.0 million. We had $400.0 million face value of Notes outstanding, with $199.85 million of availability under the Credit Facility. As of September 30, 2022, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes. See Item 1. Financial Statements ─ Note 6. Long-Term Debt for descriptions of the Credit Facility and Notes.

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

On October 1, 2022, we made an interest payment of $15.3 million on the Notes.

As of November 10, 2022, we had an outstanding balance of $35.0 million on our Credit Facility at an average interest rate of 6.97%. The borrowings are primarily being used to fund our capital program.

Dividends and Distributions

On February 25, 2022, May 6, 2022, and August 3, 2022, our Board of Directors declared quarterly dividends on our Class A common stock of $0.09 per share for first, second, and third quarter 2022, respectively. In conjunction with the dividend payments, distributions of $0.09 per unit per quarter were paid to unit holders of Solaris LLC. Dividends were also paid on unvested shares of restricted stock and RSUs. Dividends accrue on PSUs and are paid upon vesting. The total amount paid on such dividends and distributions was $19.2 million for the nine months ended September 30, 2022.

On November 4, 2022, our Board of Directors declared a dividend on our Class A common stock for the fourth quarter of 2022 of $0.09 per share. The dividend will be paid on November 30, 2022, to holders of record of our Class A common stock as of the close of business on November 17, 2022. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC, subject to the same payment and record dates.

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, Net Cash Provided by Operating Activities totaled $77.2 million as compared with $57.2 million for the nine months ended September 30, 2021. The net increase is primarily due to the $75.9 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses. Net Cash Provided by Operating Activities also included reductions of $13.6 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payment of actual cash. The reductions in working capital are generally linked to increases in accounts receivable from increased revenues, particularly in our water sourcing services, and overall slower payment by customers as they manage their working capital in a rising cost environment.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, Net Cash Used in Investing Activities totaled $92.9 million as compared with $62.7 million for the nine months ended September 30, 2021. Expenditures for property, plant and equipment were higher in 2022 as compared with 2021 due primarily to increased capital activity to support our growing operations, including the recently signed management agreement with Chevron.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, Net Cash Used in Financing Activities totaled $19.2 million as compared with Net Cash Provided by Financing Activities of $17.0 million for the nine months ended September 30, 2021. Cash used in financing activities for the first nine months of 2022 related to dividends and distributions paid. Cash provided by financing activities for the first nine months of 2021 included the issuance of our $400.0 million aggregate principal amount of Notes on April 1, 2021, with net proceeds of $390.6 million used to pay down the outstanding Credit Facility balance of $297.0 million and redeem Redeemable Preferred Units for $74.4 million.

Capital Requirements

For the year of 2022, our estimate of capital expenditures is between $140.0 and $150.0 million. Our capital expenditure forecast supports the full-cycle water management agreement with Chevron signed in May 2022 as well as incremental projected growth from our other long-term contracted customers. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand, cash flows from operations and our borrowing capacity under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2021 Annual Report.

Commodity Price Risk

The market for our services is exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels and timing of activity of our customers in the exploration and production and oilfield services industries.

A portion of our revenue is directly exposed to fluctuations in the price of crude oil because one of our largest customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. According to the terms of the contract, the per barrel fee increases when WTI exceeds a certain base price. In addition, revenue from skim oil sales is directly exposed to fluctuations in the price of crude oil.

We do not currently intend to hedge our exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of November 10, 2022, we had an outstanding balance of $35.0 million on our Credit Facility at a weighted-average interest rate of 6.97%.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1

Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

31.1*	Certification of Amanda M. Brock pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephan E. Tompsett pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Amanda M. Brock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Stephan E. Tompsett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 10, 2022	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Dustin A. Hatley
Dustin A. Hatley
Chief Accounting Officer