Form 10-K
period 2022-12-31
Aris Water Solutions, Inc.
filed 2023-03-09
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2022: $416.1 million

As of March 3, 2023, the registrant had 30,072,875 shares of Class A common stock, $0.01 par value per share, and 27,554,566 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report.

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
PSU. Performance-based restricted stock unit.
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
SEC. The United States Securities and Exchange Commission. SRA. Seismic Response Area.
TRA. Tax Receivable Agreement. TRC. The Texas Railroad Commission.
TSCA. The Toxic Substances Control Act.
UIC. Underground Injection Control. USFWS. The U.S. Fish and Wildlife Service WTI. West Texas Intermediate, a crude oil pricing index reference.

Introductory Note Regarding Definitions

The registrant, Aris Water Solutions, Inc. (“Aris Inc.”), was incorporated on May 26, 2021 as a Delaware corporation. Aris Inc. was formed to serve as the issuer in an initial public offering (“IPO”) of equity, which was completed on October 26, 2021. Concurrent with the completion of the IPO, Aris Inc. became the new parent holding company of Solaris Midstream Holdings, LLC (“Solaris LLC”), a Delaware limited liability company. Except as otherwise indicated or required by the context, all references to “Aris Inc.,” “Solaris LLC,” the “Company,” “we,” “our,” and “us” or similar terms refer to (i) Solaris LLC and its consolidated subsidiaries before the completion of the Corporate Reorganization, defined below, in connection with the IPO and (ii) Aris Inc. and its consolidated subsidiaries as of the completion of the Corporate Reorganization and thereafter.

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

●	the impact of the current Russia-Ukraine conflict on the global economy, including its impacts on financial markets and the energy industry;
●	the impacts of cost inflation on our operating margins;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal lands and various other matters;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to successfully implement our business plan;
●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our ability to renew or replace expiring contracts on acceptable terms;
●	our ability to comply with covenants contained in our debt instruments;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	the continued development of the novel coronavirus (“COVID-19”) pandemic, which caused reduced demand for oil and natural gas, economic slowdowns, governmental actions, stay-at-home orders, and interruptions to our operations or our exploration and production (“E&P”) customers’ operations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies

●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve;
●	physical, electronic and cybersecurity breaches;
●	accidents, weather, seasonality or other events affecting our business;
●	changes in tax laws, regulations or policies;
●	the effects of litigation; and
●	plans, objectives, expectations and intentions contained in this report that are not historical.

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

Risks Related to Our Business

●	Our business depends on capital spending by the oil and gas industry in the Permian Basin, which could be negatively impacted by industry and market conditions over which we have no control.
●	If oil prices or natural gas prices remain volatile or were to decline, the demand for our services could be adversely affected.
●	We may be unable to implement price increases or maintain profit margins on our services.
●	Cost and wage inflation may have a negative impact on our operating margin.
●	Supply chain disruptions could affect our ability to execute our growth strategies.
●	We operate in a highly competitive industry, which could negatively affect our ability to expand our operations, including limiting our access to rights-of-way.
●	Growing or adapting our business by constructing new transportation systems and facilities subjects us to construction risks.
●	We may face opposition to the operation of our water pipelines and facilities from various groups.
●	Efforts among those in the investment community that are opposed to the oil and natural gas industry may adversely affect our business.
●	We may be unable to attract and retain key members of management, qualified members of our Board of Directors (“the Board”) and other key personnel.
●	Inherent risks associated with our operations may not be fully covered under our insurance policies.
●	The loss of one or more of our customers could adversely affect our business.
●	Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us.
●	Our lack of diversification increases the risk of an investment in us and we are vulnerable to risks associated with operating primarily in one geographic area.
●	We may not be able to keep pace with technological developments in our industry.
●	We may be required to take write-downs of the carrying values of certain assets and goodwill.
●	Restrictive covenants under our debt instruments may limit our financial flexibility.

Legal and Regulatory Risks

●	Restrictions on the ability to procure water could decrease the demand for our services.

●	Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to handle produced water.
●	We may face increased obligations relating to the closing of our water handling facilities.
●	Fuel conservation measures could reduce demand for our services.
●	We may be subject to claims for personal injury and property damage.
●	Climate change legislation, laws, and regulations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.
●	A portion of our customers’ oil and gas leases are granted by the federal government, which may suspend or terminate such leases.
●	Laws and regulations related to hydraulic fracturing could result in increased costs and additional operating restrictions that may reduce demand for our services.
●	Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Risks Related to Our Class A Common Stock

●	Our sole material asset is our equity interest in Solaris LLC and we are accordingly dependent upon distributions from Solaris LLC to pay taxes and other expenses.
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our governing organizational documents, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals.
●	We cannot assure that we will continue to pay any dividends on our Class A common stock, and our indebtedness could limit our ability to pay dividends on our Class A common stock.
●	Payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
●	We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
●	The market price per share of our Class A common stock is more volatile as there is a less active trading market for the shares.

You should carefully read and consider the information set forth under “Item 1A. Risk Factors.”

Part I

Items 1. and 2. Business and Properties

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

We provide critical environmental solutions to many of the most active and well-capitalized companies operating in the Permian Basin, including the following companies and/or their affiliates: ConocoPhillips, Mewbourne Oil Company, Inc. and Chevron Corporation. Operators are increasingly focused on minimizing their environmental impact as a measure of success with an emphasis on rapidly increasing the use of recycled produced water in their operations. Our expansive infrastructure, advanced logistics and water treatment methods allow us to reliably gather our customers’ produced water and recycle it for use in their operations. We believe our solutions make a significant contribution to the ability of our customers to achieve their sustainability-related objectives. Since inception, we have been committed to responsibly developing, operating and deploying technology to safely reduce our customers’ environmental footprint.

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

Our business provides reliable and sustainable water solutions which address the operational and environmental demands of the energy industry and actively reduce emissions. Through our significant investment in permanent pipeline infrastructure to safely gather and transport produced water, we minimize the need for produced water trucking, a major contributor of greenhouse gas (“GHG”) emission, traffic congestion and road safety concerns in the communities in which we operate. Additionally, we are leaders in the evaluation, piloting and advancement of water treatment technologies, including the development of solutions for the use of treated produced water outside of the oil and gas industry. For example, we are piloting and developing proprietary processes for treating produced water for environmental, agricultural and industrial water demand, including evaluating the use of treated produced water as process water for recharging aquifer systems, carbon sequestration and direct air capture.

Our strong company culture includes commitments to our employees and our shareholders, which we believe will benefit all of our constituents. We have created a work environment that fosters a diverse and inclusive company culture with over 50% minority and/or female representation in our workforce as of December 31, 2022. Additionally, we prioritize safety in our operations through rigorous training, structured protocols and ongoing automation of our operations.

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

Between July 2019 (the month which we began recycling at scale) and December 31, 2022, we recycled approximately 177 million barrels, or approximately 7.4 billion gallons, of produced water. Our innovative technologies and recycling capabilities provide our customers with a secure and sustainable alternative to fresh and other sources of groundwater. By reducing our customers’ dependence on groundwater, we contribute to their sustainability efforts and the sustainability of the broader energy industry while also providing benefits to our stakeholders and the communities in which we operate.

Full-Cycle Water Management

The volume of water required for hydraulic fracturing and the volume of produced water generated from oil and gas production have significantly increased in the Permian Basin. Additionally, energy producers are increasingly focused on maximizing sustainability and minimizing the environmental impact in the areas in which they operate. These trends represent significant challenges for energy producers. We believe energy producers will increasingly depend on our expansive integrated produced water gathering and recycling assets that are designed specifically to meet these challenges. By developing these partnerships and outsourcing full-cycle produced water management, energy producers can preserve capital for their core operations and ultimately lower water management costs. We provide access to a substantial and growing source of produced water that can be recycled to support energy production, enabling energy producers to lower their water management costs and do so in an environmentally-responsible way.

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

Our Water Solutions business develops and operates recycling facilities to treat, store and recycle produced water. By aggregating significant volumes of produced water from multiple customers on our connected pipeline networks, we can efficiently recycle large volumes of produced water and deliver this recycled water back to our customers in the time frames, volumes and specifications required by their operations. As needed, we also supplement our recycled produced water with non-potable groundwater to meet the demands of our customers’ operations. We also transferred groundwater on behalf of third-party purchasers and sellers, which related assets were sold in the first quarter of 2022.

Our business is driven by gathering produced water volumes for our Produced Water Handling business and delivering recycled water volumes to customers for our Water Solutions business. In our Produced Water Handling business, we grew our handling volumes from approximately 707,000 barrels per day for the year ended December 31, 2021 to approximately 873,000 barrels per day for the year ended December 31, 2022, an increase of 23%. Within our Water Solutions business, we grew our recycled volumes sold from approximately 123,000 barrels per day on average for the year ended December 31, 2021 to approximately 300,000 barrels per day on average for the year ended December 31, 2022, an increase of 144%.

Recent Operating Developments

TPL Alliance

In March 2022, we announced an expansion of our alliance with Texas Pacific Land Corporation (“TPL”). As part of the expanded relationship, we have access across TPL’s Northern Delaware Basin surface acreage to provide a full suite of produced water services, including incremental water recycling for two leading large-cap customers operating on TPL royalty and surface acreage. In addition, we received key additional shallow interval water handling locations with the ability to permit more as needed.

Chevron Alliance

In May 2022, we announced a new long-term full-cycle water management agreement with Chevron U.S.A. Inc. (“Chevron U.S.A.”) in the Permian Basin. Under the arrangement, we will provide produced water handling and recycling services in a portion of Chevron U.S.A.’s core position in the Delaware Basin, including acreage in Eddy and Lea Counties, New Mexico and Culberson and Reeves Counties, Texas.

Delaware Energy Asset Acquisition

In August 2022, we acquired from Delaware Energy, LLC certain produced water handling facilities and associated gathering lines in Lea County and Eddy County, New Mexico. In connection with the closing of the acquisition and as consideration for the assets, we issued to the seller 3,365,907 shares of our Class A common stock and included a small, volumetric-based contingent consideration. Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc. See Part II. Item 8. Financial Statements and Supplementary Data ─ Note 4. Acquisitions.

Water Standard Asset Acquisition

In October 2022, we acquired certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard Management (US), Inc. (“Water Standard”) that will support and accelerate the advanced treatment and beneficial reuse of produced water in the Permian Basin. Additionally, we agreed with Water Standard to collaborate in the future on certain advanced water treatment projects that draw on each party’s demonstrated expertise and capabilities. See Part II. Item 8. Financial Statements and Supplementary Data ─ Note 4. Acquisitions and “Innovation in Recycling and Sustainable Water Management ─ Water Standard Asset Acquisition,” below.

Operating Metrics

Total volumes and per barrel operating metrics were as follows for the periods indicated:

	Year Ended December 31,
(in thousands, except per barrel data)	2022	2021	2020

Produced Water Handling Volumes (kbwpd)	873	707	570
Water Solutions Volumes (kbwpd) (1)	411	240	116
Total Water Volumes (kbwpd)	1,284	947	686

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$ 0.77	$ 0.72	$ 0.68
Water Solutions Revenue/Barrel	$ 0.51	$ 0.50	$ 0.70
Revenue/Barrel of Total Volumes	$ 0.68	$ 0.66	$ 0.68
Direct Operating Costs/Barrel (3)	$ 0.30	$ 0.26	$ 0.38
Gross Margin/Barrel	$ 0.24	$ 0.22	$ 0.13
Adjusted Operating Margin/Barrel (4)	$ 0.39	$ 0.41	$ 0.36

(1)	Includes recycled volumes sold of approximately 300,000, 123,000, and 44,000 barrels per day for the years ended December 31, 2022, 2021, and 2020, respectively. Also includes groundwater transfer volumes of approximately 6,000, 44,000, and 11,000 barrels per day for year ended December 31, 2022, 2021, and 2020, respectively, which related assets were sold in in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	Direct operating costs include landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense, repair and maintenance of facilities, and environmental remediation.
(4)	Adjusted Operating Margin/Barrel is a Non-GAAP measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Non-GAAP Financial Measures.

Asset Overview

Our recognized operational capability is supported by our automated and high-capacity integrated pipeline network. We currently have approximately 695 miles of produced water pipeline and 65 produced water handling facilities and we operate 23 high-capacity produced water recycling facilities. Our systems provide an alternative to operators managing their own produced water infrastructure. Increasingly, customers are requesting longer-term agreements that will continue to enable us to expand our asset base. Our assets and operations are located entirely in the Delaware and Midland sub-basins of the broader Permian Basin.

The following map describes our assets as of December 31, 2022:

Asset Footprint

NM
OK
TX
Eddy
Lea
Culberson
Reeves
Loving
Winkler
Ector
Martin
Howard
Midland
Glasscock
0
10
Mi

Aris Infrastructure
- Produced Water Pipeline
- Right of Way
- Water Handling Facility
- Water Recycling Facility

Customer Acreage
- Contracted

Asset Highlights as of December 31, 2022	
Miles of Pipeline	~695
Produced Water Handling Capacity	~1,700 kbwpd
Water Recycling Capacity	~1,250 kbwpd
Contracted Acres	>650,000

Our Assets

Our pipeline and water handling assets are comprised primarily of pipelines, pumps and handling and recycling facilities in the core of the Delaware and Midland Basins. These interconnected assets support both our Produced Water Handling and Water Solutions businesses. Our pipeline network consists of approximately 695 installed miles of gathering pipelines, which includes approximately 492 miles of larger diameter (12- to 24-inch) pipelines.

Produced Water Handling Facilities

Our handling facilities, which are designed to process, store and/or dispose of produced water that is not recycled, are essential to our ability to deliver reliable and cost-effective water gathering services to existing and prospective customers across a large geographic footprint. As of December 31, 2022, we have 65 produced water handling facilities which had 1.7 million barrels per day of capacity.

December 31, 2022	Pipelines (Miles)	Number of Water Handling Facilities	Water Handling Capacity (kbwpd)

Installed (1)	695	65	1,705

(1)	Includes two facilities currently scheduled to be plugged and abandoned in 2023.

We have secured significant permits and rights-of-way for additional pipelines and water handling facilities. As of December 31, 2022, we had over 200 miles of additional permitted pipeline rights-of-way and approved permits for an additional 42 produced water handling facilities with over 1.2 million barrels per day of permitted handling capacity. This significant backlog of permitted handling capacity provides us with valuable optionality and a competitive advantage as it allows us to react quickly to meet existing and new customer demand without potential permitting delays.

December 31, 2022	Pipelines (miles)	Number of Water Handling Facilities	Water Handling Capacity (kbwpd)

Permitted, Not Installed	205	42	1,234

Recycling Facilities

Our recycling facilities include water filtration, treatment, storage and redelivery assets. We construct our recycling facilities at strategic locations on our pipeline network where there is both significant customer demand for recycled produced water and high volumes of produced water available. We currently have 23 facilities operational in the Delaware Basin with over 1.2 million barrels per day of treatment capacity and access to over 17.7 million barrels of owned or leased storage capacity.

December 31, 2022	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)

Active Facilities	23	1250

We also have the option to rapidly expand our recycling footprint as needed by developing an additional 17 locations that are either permitted or in the process of being permitted. We operate and construct both fixed treatment facilities and modular treatment systems that we can quickly assemble to capitalize on market opportunities.

December 31, 2022	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)

Facilities Permitted or in Process of Permitting	17	1,250

Our Customers and Contracts

Customers

We have long-term contracts with some of the most active and well-capitalized oil and gas operators in the Permian Basin which are increasingly focused on sustainability and minimizing the environmental impact of their operations. Since inception, we have consistently won new contracts and deepened relationships with existing customers, many of which have executed multiple contracts with us. As of December 31, 2022, we have over 150 contracts for our Produced Water Handling and Water Solutions businesses with more than 40 different customers across approximately 654,000 dedicated acres.

As of December 31, 2022, the weighted average remaining life of our produced water handling acreage dedication contracts was approximately 8.3 years. Our largest customers for the year ended December 31, 2022 were affiliates of ConocoPhillips, Mewbourne Oil Company, Inc. and Chevron Corporation. These customers represented approximately 57% of our revenue for the year ended December 31, 2022. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information.

Contracts — Produced Water Handling

As produced water volumes from oil and natural gas production in the Permian Basin have significantly grown in recent years, long-term contract structures like those used in the hydrocarbon midstream sector have been adopted for water services. In our Produced Water Handling business, we primarily enter into two types of contracts with our customers: acreage dedications and MVCs. These contractual arrangements are generally long-term. All produced water transported on our gathering pipeline infrastructure for handling or recycling is subject to fee-based contracts, which are generally subject to limited annual Consumer Price Index (“CPI”) based adjustments.

Acreage Dedications. Acreage dedications are term contracts pursuant to which a customer dedicates all water produced from current and future wells that they own or operate in a dedicated area to our system. In turn, we commit to gather and handle such produced water. During 2022, we added approximately 14,000 net dedicated acres. As of December 31, 2022, our acreage dedications covered a total of approximately 654,000 acres and had a weighted average remaining life of approximately 8.3 years.

MVCs. Under our MVC contracts, our customers guarantee to (i) deliver a certain minimum daily volume of produced water to our pipeline network at an agreed upon fee, or (ii) pay a deficiency fee if the minimum daily volume is not met for a specified period. As of December 31, 2022, our contracted aggregate MVCs totaled approximately 155,000 bwpd of produced water and the weighted average remaining life of our MVCs was three years.

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

The following table provides an overview of our active contracts:

	Year Ended December 31,
Percentage of Produced Water Handling Revenue	2022	2021

Acreage Dedication	67%	70%
Minimum Volume Commitments ("MVC's")	9%	16%
Spot Volumes	13%	9%
Skim Oil Sales	11%	5%
Total	100%	100%

Acreage dedications and minimum volume commitments were as follows:

December 31, 2022
Acreage Dedications
Acreage Under Contract (thousands of acres)	654
Weighted Average Remaining Life (years)	8.3

Minimum Volume Commitments
Volumetric Commitment (kbwpd)	155
Weighted Average Remaining Life (years)	3.0

Certain contracts included in the table above include both an acreage dedication and a minimum volume commitment. These contracts represent approximately 56,000 acres of the total acreage under contract and 85 kbwpd of the total volumetric commitment.

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

Innovation in Recycling and Sustainable Water Management

Our goal is to maximize the amount of produced water we recycle as a percentage of the produced water we gather. We are partnering with leading oil and gas operators, scientists and universities in the field of water treatment to identify, adapt and pilot innovative technologies for beneficial reuse of produced water. We are actively working with the U.S. Department of Energy and the New Mexico Produced Water Research Consortium to advance certain initiatives related to produced water management, treatment technologies and beneficial reuse. We have identified potential opportunities to treat and discharge produced water for beneficial use including supplementing irrigation water demand, recharging aquifer systems, providing irrigation for range grasses for carbon sequestration, and process water for direct air capture carbon sequestration.

We are also striving to reduce the amount of groundwater used in oil and gas operations by increasing the amount of recycled produced water as a percentage of total water volumes supplied to customers. For the year ended December 31, 2022, 74% of all water we sold was sourced from recycled produced water, exceeding the target goal of 60% set under the KPI of our Sustainability-Linked Bond Framework.

Water Standard Asset Acquisition

In October 2022, we acquired certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard that will support and accelerate the advanced treatment and beneficial reuse of produced water in the Permian Basin. Additionally, we agreed with Water Standard to collaborate in the future on certain advanced water treatment projects that draw on each party’s demonstrated expertise and capabilities.

Strategic Agreement with Chevron U.S.A., ConocoPhillips and ExxonMobil

In November 2022, we announced that we had entered into a strategic agreement with Chevron U.S.A. Inc. and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In January 2023, Exxon Mobil Corporation (“ExxonMobil”) joined the agreement. Aris, Chevron U.S.A., ConocoPhillips, and ExxonMobil’s goal under the strategic agreement is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial, and non-consumptive agricultural purposes.

Aris will lead the engineering, construction, and execution of the testing protocols and pilot projects while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips, and ExxonMobil. The treated water will then be reused in a variety of ongoing research projects, including non-consumptive agriculture, low emission hydrogen production, and the direct air capture of atmospheric carbon dioxide. Aris, Chevron U.S.A., ConocoPhillips, and ExxonMobil will work with appropriate regulators, with a goal to complete testing and performance evaluation of pilot technologies by the end of 2023.

Our People

As December 31, 2022, we had a total of 196 employees, 92 of which service our corporate function and 104 work in field locations. We hire independent contractors on an as needed basis. We and our employees are not subject to any collective bargaining agreements.

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

We aim to foster a diverse and inclusive culture, and greater than 50% of our workforce is minority and/or female as of December 31, 2022. We also support local communities where we operate by giving to and volunteering with first responders and local charities.

Organizational Structure and Corporate Information

Initial Public Offering

On October 26, 2021, we completed the IPO of 20,297,500 shares of our Class A common stock, par value $0.01 per share (“Class A common stock”), which included 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of

Class A common stock, at a price to the public of $13.00 per share ($12.14 per share net of underwriting discounts and commissions and other issuance costs). After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $246.4 million. We contributed all of the net proceeds of the IPO received to Solaris LLC in exchange for Solaris LLC units. Solaris LLC distributed approximately $213.2 million of the net proceeds to the owners of Solaris LLC units at the time of the IPO (“Legacy Owners”) and retained the remaining $33.2 million of the net proceeds for general corporate purposes, which may include capital expenditures, working capital and potential acquisitions and strategic transactions.

At the conclusion of the IPO, we owned an approximate 38% interest in Solaris LLC and the Legacy Owners owned an approximate 62% interest in Solaris LLC.  We report noncontrolling interests on our consolidated balance sheet related to the portion of Solaris LLC units not held by us. See Consolidation, below.

Consolidation

We are a holding company and our principal asset is a membership interest in Solaris LLC. As the sole managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct its business. We are responsible for all operational, management and administrative decisions relating to Solaris LLC’s business. As a result, beginning in the fourth quarter of 2021, we consolidate the financial results of Solaris LLC and its subsidiaries and report noncontrolling interests related to the portion of Solaris LLC units not owned by us, which reduces net income attributable to our Class A common stockholders.

Corporate Reorganization

The transactions described above (altogether, the “Corporate Reorganization”) have been accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognize the assets and liabilities received in the Corporate Reorganization at their historical carrying amounts, as reflected in the historical financial statements of Solaris LLC. We consolidate Solaris LLC in our consolidated financial statements and record a non-controlling interest related to the Solaris LLC units held by the Class B stockholders in our consolidated balance sheet and statement of operations.

Ownership Structure

The following diagram reflects our ownership structure as of December 31, 2022:

Redemption Rights

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

During the years ended December 31, 2022 and 2021, 4,140,585 and 1,486,396 Solaris LLC units, respectively, were converted (together with an equal number of shares of Class B common stock) into shares of our Class A common stock. As of December 31, 2022, we owned an approximate 52% interest in Solaris LLC and the Legacy Owners owned an approximate 48% interest in Solaris LLC. On March 1, 2023, an additional 20,953 Solaris LLC units were converted (together with an equal number of shares of Class B common stock) into shares of our Class A common stock.

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

Tax Receivable Agreement

At the closing of the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with the Legacy Owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balances at December 31, 2022 and 2021. As of December 31, 2022, the TRA liability totaled $98.0 million.

We estimate that if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2022, the TRA liability would be approximately $240.4 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2022, we estimate the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $159.0 million, discounted. The amount of this liability for a change of control can be significantly impacted by the closing price of our Class A shares on the applicable exchange date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Tax Receivable Agreement.

Quarterly Dividends

For each quarter of the year ended December 31, 2022, our Board declared a dividend of $0.09 per share on our Class A common stock. In conjunction with the dividend payments, quarterly distributions of $0.09 per unit were paid to unit holders of Solaris LLC. The dividends and distributions were also paid during the year ended December 31, 2022.

On March 3, 2023, we announced that our Board declared a dividend on our Class A common stock for the first quarter of the year ended December 31, 2023 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 29, 2023 to holders of record of our Class A common stock as of the close of business on March 17, 2023. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends and Distributions.

General

Aris Inc. was incorporated as a Delaware corporation on May 26, 2021. Our principal executive office is located at 9811 Katy Freeway, Suite 700, Houston, Texas 77024, and we have additional offices in Midland, Texas and Carlsbad, New Mexico.

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

Competition

We compete with public and private water infrastructure companies as well as operators developing systems in-house for produced water handling and recycling in the areas in which we operate. Competition in the water infrastructure industry is based on the geographic location of facilities, business reputation, operating reliability and flexibility, business service offerings, available capacity and pricing arrangements for the services offered. We compete with other companies that provide similar services in our areas of operations, but we benefit from our relationships with large operators in the Permian Basin, including ConocoPhillips, and our reputation as a proven, reliable service provider and our deep commitment to recycling and sustainability. As we seek to expand our water gathering, recycling and handling services to new customers, we will continue to face a high level of competition.

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

Water discharges and use. The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill Prevention, Control and Countermeasure Plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama Administration published a final rule attempting to clarify the federal jurisdictional reach over waters of the U.S. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the

United States under Clean Water Act jurisdiction. This rule has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule, and litigation has been filed in multiple federal district courts challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. In June 2021, the Biden Administration announced plans to develop its own definition for such waters, and in August 2021, a federal judge for the U.S. District Court for the District of Arizona issued an order striking down the Navigable Water Protection Rule. On December 7, 2021, the U.S. Environmental Protection Agency and the Department of the Army (“the agencies”) announced a proposed rule to revise the definition of “waters of the United States.” The agencies propose to put back into place the pre-2015 definition of “waters of the United States,” updated to reflect consideration of Supreme Court decisions. The public comment period on the proposed rule closed on February 7, 2022. The final revised definition of “waters of the United States” was issued on December 30, 2022, which will be effective 60 days after its publication in the Federal Register at 33 C.F.R. 328.3 and 40 C.F.R. 120.2. The rule broadens the scope of the “waters of the United States” consistent with the framework of the pre-2015 regulations (also called the 1986 regulations). Expansion of the scope of the Clean Water Act’s jurisdiction in areas where we conduct operations could cause us to incur increased costs and restrictions, delays or cancellations in permitting or projects, which developments could expose us to significant costs and liabilities. In addition, on January 24, 2022, the Supreme Court agreed to consider the scope of the Clean Water Act again in Sackett v. EPA; the case was argued on October 3, 2022, and a decision remains pending.

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

Water handling facilities and seismicity. Saltwater disposal via underground injection is regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (the “SDWA”) and analogous state and local laws and regulations. The UIC program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties claiming damages for alternative water supplies, property and personal injuries. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and other substances, which could affect our business.

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

New Mexico

The NMOCD has implemented a Seismic Response Protocol, which outlines certain reporting and curtailment requirements for operators in SRAs to follow in response to seismic events based on the magnitude and proximity to the event. The NMOCD also created the Hat Mesa SRA in Northern Lea County, New Mexico in response to a seismic event that occurred in that area in the fourth quarter of 2021. The Hat Mesa SRA and associated Seismic Response Protocol resulted in additional reporting requirements, including more frequent reporting with daily injection volume and pressure data for operators within 10 miles of the seismic event, and the reduction of monthly injection volumes for wells within six miles of the seismic event. We operate four wells located within the Hat Mesa SRA that are subject to the protocol and we have partially curtailed injection in one of the wells by approximately 5 kbwpd. We continue to operate our partially curtailed well. However, to date we have not had an operational impact on gathering volumes. We are also required to submit daily injection and pressure volumes on a weekly reporting basis. As there was no further seismic activity within the Hat Mesa SRA in 2022, the NMOCD reduced curtailment requirements.

Texas

The TRC established the Gardendale SRA in September 2021, the North Culberson-Reeves SRA in October 2021 and the Stanton SRA in January 2022.

The Gardendale SRA is located in northwest Midland County and parts of neighboring Ector, Martin and Andrews Counties. The TRC issued a response in December 2021 to operators of deep interval disposal wells suspending all disposal well permits injecting into deep strata, defined as formations below the base of the Wolfcamp formation. As of December 31, 2022, we owned one well within the Gardendale SRA, which well was plugged and abandoned subsequent to year end 2022.

The Northern Culberson-Reeves SRA was expanded in 2022, which expansion partially overlaps our operations in Northern Culberson, Reeves, and Loving Counties, Texas. However, to date the Northern-Culberson-Reeves SRA has not had an impact on our operations.

The Stanton SRA is located in Martin County and the western portion of Howard County. Saltwater disposal well operators within the Stanton SRA created a response plan which began on May 15, 2022. The plan employs a two-tiered approach based on the depth of the disposal zone (shallow versus deep disposal wells) and includes expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with TRC staff. We participate in the response plan and as of December 31, 2022, our partcipatoin in the response plan has not had an impact on our operations.

See Part I, Item 1A. Risk Factors ─ Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to recycle or handle produced water gathered from our E&P customers and, accordingly, could have a material adverse effect on our business.

See also Part II, Item 7. Management’s Discussion and Analysis of Results of Operations ─ General Trends and Outlook – Seismicity for a discussion of the impact on our business.

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

President Biden and the Democratic Party have identified climate change as a priority, and it is expected that new executive orders, regulatory action and/or legislation targeting GHG emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. The Biden Administration, for example, reentered the United States into the Paris Agreement in February 2021. In addition, the Biden Administration has already issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero GHG emissions by or before midcentury is a critical priority, affirmed the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, and eliminated fossil fuel subsidies, among other measures. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its GHG emissions by 50-52% from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021 and further reduce methane and volatile organic compound emissions from oil and natural gas facilities.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing or tracking GHG emissions. In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in GHG emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. Pursuant to that executive order, in 2020, the New Mexico Oil Conservation Division and New Mexico Environment Department proposed certain rules regarding the reduction of natural gas waste and the control of emissions. The final rule, known as the Ozone Precursor Rule, was published on July 26, 2022 and became effective on August 5, 2022. It is more protective than current federal requirements. The New Mexico Ozone Precursor Rule includes, among other things, requirements that upstream and midstream operators reduce natural gas waste by a fixed amount each year and achieve a reduction in ozone precursor pollutants (volatile organic compounds and oxides of nitrogen) of approximately 260 million pounds annually. The Ozone Precursor Rule contains requirements applicable to produced water management units (“PWMUs”) (defined to include recycling facilities, permanent pits, and ponds designed to accumulated produced water—the incidental byproduct of well completion and oil and gas production—with storage capacity of at least 50,000 barrels), such as emissions standards, monitoring requirements, and recordkeeping requirements. Similar efforts have been made in the New Mexico state legislature, including introduction in January 2022 of the Clean Future Act to establish GHG emissions limits; the Clean Future Act was postponed indefinitely in committee.

Many states have also established or begun participating in GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

Endangered Species. The ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”) and Bald and Golden Eagle Protection Act (“BGEPA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA or BGEPA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the USFWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The USFWS declared the southern population of the lesser prairie-chicken as an endangered species on November 25, 2022. We entered into the voluntary Candidate Conservation Agreement (“CCAA”) in January 2023. By voluntarily participating in the CCAA, our ongoing oil and gas activities have greater flexibility in project development in the lesser-prarie chicken range and we avoid a lengthy project consultation on each new project between the BLM and USFWS. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The USFWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

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

Risks Related to Our Business

Our business depends on capital spending by the oil and gas industry in the Permian Basin and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.

Demand for our services is directly affected by current and anticipated oil and natural gas prices and demand and related capital spending by our customers to explore for, develop and produce oil and gas in the Permian Basin. Our produced water handling revenues are substantially dependent upon oil, natural gas and natural gas liquids (“NGL”) production from our customers’ upstream activity. Our Water Solutions revenues are substantially dependent upon the number of wells drilled and completed by our customers and the amount of water used in completing each well. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. We have no control over the amount of resources that our customers devote to the development of oil and gas reserves, and our customers have the ability to reduce or curtail such development at their discretion. Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile, particularly in light of the impacts of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and recent increases in inflation. Prices are also impacted by decisions made by the Organization of the Petroleum Exporting Countries (“OPEC”) plus the countries of Azerbaijan, Bahrain, Brunei, Kazakhstan, Malaysia, Mexico, Oman, Russia, South Sudan and Sudan (together with OPEC, “OPEC+”) to either increase or cut production of oil and gas.

During the year ended December 31, 2022, the average West Texas Intermediate (“WTI”) spot price was $94.90, versus an average price of $67.99 for the year ended December 31, 2021. While oil prices have improved since their lows in April 2020, the continued impact of the COVID-19 pandemic, recent increases in inflation and world conflict events, such as the Russia-Ukraine conflict, and the associated impacts to oil demand will result in continued uncertainty around the near-term price of oil.

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

Industry conditions are influenced by numerous factors over which we have no control, including, among other things:

●	the severity and duration of world health events, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which negatively impacts the demand for our services;
●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	governmental regulations, including environmental restrictions and the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	releases from strategic oil reserves;
●	governmental laws, policies, regulations, subsidies and other actions to promote the use of renewable energy sources;
●	federal and state regulators responses to seismicity;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions, including the Russia-Ukraine conflict and any related political or economic responses;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves and the availability of commercially viable geographic areas in which to explore and produce crude oil and natural gas;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;

●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

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

As part of our water processing activities, we aggregate and sell recovered crude oil, also known as skim oil. A portion of our cash flow from operations is dependent on skim oil sales revenue, which is directly exposed to fluctuations in the price of crude oil. Fluctuations and decreases in production volume or the price that we receive for skim oil could impact our liquidity, results of operations or financial condition.

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. During 2022, WTI prices ranged from a low of $71.05 to a high of $123.64 per barrel. If the prices of oil and natural gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

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

Our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. For example, the United States has been experiencing a period of cost and wage inflation, as evidenced by increases in the CPI, and inflation is expected to continue in 2023. If inflation and other cost increases, such as the cost for labor, chemical treatment, rental equipment and fuel expenses, continue to outpace the fees we charge to customers, our profit margins will be reduced. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of produced water is curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs, or if any customer suspends or terminates its contracts with us, our profitability could be materially affected.

Constraints in the supply of equipment or materials used in providing services to our customers could affect our ability to execute our growth strategies.

Market conditions, such as the COVID-19 pandemic and the Russia-Ukraine conflict and the international response to each of those events, could trigger constraints in the supply chain of certain equipment, replacement parts for such equipment, or materials, such as chemicals, that we use for providing services to our customers, which could have a material adverse effect on our business. We have heightened risk associated with supply chain constraints where we have a relationship with a single supplier for a particular resource.

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

Growing or adapting our business by constructing new transportation systems and facilities subjects us to construction risks and risks that supplies for such systems and facilities will not be available upon completion thereof.

One of the ways we intend to grow our business is through the construction of expansions to our systems and/or the construction of new produced water pipelines, treatment facilities and water handling facilities. These expansion projects require the expenditure of significant amounts of capital, which may exceed our resources, and involve numerous regulatory, environmental, political and legal uncertainties, including political opposition by landowners, environmental activists and others. There can be no assurance that we will complete these projects on schedule, or at all, or at the budgeted cost. We could also encounter technical difficulties during the drilling of a disposal well leading to a reduction in capacity or a shorter useful life. Our revenues may not increase upon the expenditure of funds on a particular project. Moreover, we may undertake expansion projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. As a result, our new facilities and infrastructure may not be able to attract enough demand for our services to achieve our expected investment return, which could materially and adversely affect our consolidated results of operations and financial position. In addition, we may also deem it necessary to construct new wells and related pipelines so as to ensure the desired or required amount of spacing between wells. This can require substantial costs, delays in growth of operations, or risks of entering new areas.

We face opposition to the development or operation of our water pipelines and facilities from various individuals and groups.

We have experienced opposition to the development or operation of our water pipelines and facilities from landowners and other third parties and may in the future face opposition from various individuals or groups such as government officials, environmental groups, tribal groups, local groups and other advocates. Such opposition can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings related to our permitting efforts or otherwise involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property and provide us with sufficient temporary space to allow us to conduct repairs. One or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. Any such event that delays or otherwise interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our results of operations and financial condition.

There is uncertainty related to the future profitability of the oil and natural gas industry broadly.

Although we are not directly engaged in the extraction of oil and natural gas, produced water is a natural byproduct of crude oil and natural gas production so efforts in the investment community to reduce access to capital markets and pressure lenders to limit funding or increase the cost of lending to companies engaged in the extraction of oil and natural gas may adversely affect our business and limit our access to capital. The negative sentiment toward the oil and natural gas industry compared to other industries has led to lower oil and gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environment considerations. Many political and regulatory authorities, along with certain financing sources and well-funded environmental activist groups, are devoting substantial resources and efforts to minimize or eliminate the use of oil and natural gas as a source of electricity, domestically and internationally, thereby reducing the demand and pricing for ancillary services and potentially materially and adversely impacting our future financial results, liquidity, ability to raise capital and growth prospects.

Concerns about the environmental impacts of the oil and natural gas industry, including impacts on global climate, are resulting in increased regulation of GHG emissions, unfavorable lending policies toward the financing of oil and natural gas operations and divestment efforts affecting the industry and the investment community, which could adversely affect demand for our services. Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the energy industry in particular. As a result, we may face increasing pressure regarding our ESG practices and disclosures. We have announced, and may announce in the future, various sustainability or other ESG related commitments, goals or targets that are ambitious and we may be unable to meet such commitments, goals or targets in the manner or on the timeline as initially contemplated, which could expose us to investor scrutiny, government enforcement actions and private litigation. Regardless of our reporting regime or content, certain investors and organizations may publish ratings or views on our sustainability or other ESG efforts or disclosures that are not favorable. This could limit our access to capital, impair our ability to attract talent, and have an adverse impact on our business.

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

As a component of our business strategy, we pursue acquisitions of assets, businesses and technologies. Acquisitions involve numerous risks, including:

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

We expect to continue to depend on a limited number of key customers to support our revenues for the foreseeable future. Any development that materially and adversely affects these customers could result in a reduction in our customers’ spending for our services. Our three largest customers for the year ended December 31, 2022 represented approximately 57% of our revenues. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations.

Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us.

ConocoPhillips is our largest customer, is a significant shareholder in us and is expected to play a significant role in our success. Accordingly, we are indirectly subject to the business risks of ConocoPhillips. Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us. For the year ended December 31, 2022, ConocoPhillips and its affiliates accounted for approximately 34% of our total consolidated revenues. As of December 31, 2022, ConocoPhillips and its affiliates accounted for approximately 36% of our accounts receivable.

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

We operate in the Permian Basin which may be adversely affected by seasonal weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds and tornados or after other natural disasters such as earthquakes or wildfires, we may be unable to access our assets and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. For example, numerous earthquakes have been recorded recently in West Texas and Southeastern New Mexico. In addition, hurricanes or other severe weather in areas where we do not operate, such as the Gulf Coast region (including those weather-related events which may be caused or exacerbated by climate change), could seriously disrupt the supply of products and cause serious shortages in various areas, including the areas in which we do operate. Such disruptions could potentially have a material adverse impact on our business, consolidated financial position, results of operations and cash flows.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. In particular, we have entered into a water gathering and handling agreement with ConocoPhillips, which owned approximately 47% of our Class B common stock and a 22% interest in Solaris LLC (representing approximately 22% of our combined economic interest and voting power), as of December 31, 2022. In addition, a member of our Board of Directors is affiliated with ConocoPhillips. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition. While the indenture that governs our Senior Sustainability-Linked Notes due 2026 places restrictions on our ability to transact with ConocoPhillips, those restrictions are subject to significant exceptions.

The default by customers and counterparties could adversely affect our business, financial condition, and results of operations.

The deterioration in the financial condition of one or more of our significant customers or counterparties could result in their failure to perform under the terms of their agreement with us or default in the payment owed to us. Our customers and counterparties include crude oil and natural gas producers, equipment suppliers and groundwater suppliers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. Additionally, we depend on a limited number of customers for a significant portion of our revenues. In 2022, approximately 57% of our total consolidated revenues was generated from three of our customers, of which ConocoPhillips and its affiliates accounted for approximately 34% of total consolidated revenues. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. While we have credit approval procedures and policies in place, we are unable to completely eliminate the performance and credit risk to us associated with doing business with these parties. In a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. The deterioration in the creditworthiness of our customers and the resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivables or tangible and intangible assets. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our initiatives related to the development of technologies for the beneficial reuse of produced water require a substantial investment by us in research and development expenses and may not be successful or achieve market acceptance.

We have incurred significant expenditures to fund our research and development efforts related to the development of technologies for the beneficial reuse of produced water, and we intend to continue those expenditures in the future. However, research and development is by its nature speculative, and there can be no assurances that these expenditures will result in the development of new technology or that any new technology we develop will be commercially marketable or profitable to us. Many of our competitors in the development of such technology are large multinational companies that have significantly greater financial and personnel resources than we have, and they may be able to devote greater resources to research and development of technologies than us. In addition, our ability to compete effectively in the beneficial reuse space may also depend on our ability to obtain patents on proprietary technology. The inability to protect any innovations through patents could adversely affect our business, financial condition and results of operations.

We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the years ended December 31, 2022 and 2021, we recognized abandoned well costs of $15.8 million and $28.5 million, respectively, and long-lived asset impairment expense of $15.6 million and none, respectively.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water handling, sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2022 and 2021, cash capital expenditures were $146.5 million, and $74.7 million, respectively. Historically, we have financed these investments through cash flows from operations, external borrowings and equity capital contributions. These sources of capital may not be available to us in the future. The inability to obtain additional financing to operate our business or capitalize on business opportunities, whether because of the restrictions set forth above or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

In March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. In this environment, interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Changes in interest rates, either positive or negative, may also affect the yield requirements of investors who invest in our shares, and the rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes.

Our business is difficult to evaluate because we have a limited operating history.

We were formed in May 2021 and do not have historical financial operating results prior to the IPO. For purposes of this Annual Report, our accounting predecessor is Solaris LLC, which was formed in November 2015. Except as expressly noted otherwise, our historical financial information and operational data described in this Annual Report is that of Solaris LLC and its consolidated subsidiaries. As a result, there is only limited historical financial and operating information available upon which to base an evaluation of our performance.

The risk of terrorism and political unrest in various energy producing regions may adversely affect the economy and the price and availability of oil and natural gas.

The occurrence or threat of terrorist attacks in any of the major energy producing regions of the world or elsewhere, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including continued hostilities in the Middle East, may adversely affect the U.S. and global economies and could result in disruptions in the supply of crude oil and natural gas. For example, the ongoing conflict, and the continuation of, or any increase in the severity of, the Russia-Ukraine conflict, has led and may continue to lead to an increase in the volatility of global oil and natural gas prices. Such disruptions could have a material impact on both availability and price of oil and natural gas and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We are subject to cybersecurity attacks on any of our facilities or those of third parties. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our financial results could also be adversely affected if an employee causes our systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our systems. In addition, dependence upon automated systems may further increase the risk related to operational system flaws, and employee tampering or manipulation of those systems will result in losses that are difficult to detect. Further, the increasing prevalence of remote work arrangements among our own employees and those of third parties may increase the risk of cyber incidents. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber attacks may not be sufficient to cover all the losses we may experience as a result of such cyber attacks. A cyber attack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

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

We currently operate in the states of New Mexico and Texas, where the NMOCD and TRC have recently addressed seismic activity in their respective states by curtailing injected volumes and/or suspending certain permits for disposal wells injecting into deep strata. See Items 1. and 2. Business and Properties ─ Regulation ─ Environmental and Occupational Safety and Health Matters ─ Water handling facilities and seismicity for recent changes in regulations.

We currently operate wells in the SRAs in Texas and New Mexico. Should the TRC take additional action in the existing SRAs or establish new SRAs near our operations, it could have a significant adverse effect on our business. Additionally, the adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of produced water gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition, and results of operations. See Part II, Item 7. Management’s Discussion and Analysis of Results of Operations ─ General Trends and Outlook ─ Seismicity for a discussion of the impact on our business.

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

Obtaining a permit to own or operate produced water handling facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water handling facilities or construct additional produced water handling facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water handling facilities. Asset retirement obligations related to future closure obligations of our produced water handling facilities totaled $19.8 million as of December 31, 2022. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water handling facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water handling facilities could result in an increase of our operating costs and have a material adverse effect on our business, financial position and results of operations.

Our sales of groundwater and our gathering, handling and recycling of produced water expose us to potential regulatory risks.

There are unique risks associated with recycling and/or handling produced water and the legal requirements related to handling produced water, or the disposal of produced water into a non-producing geologic formation by means of underground injection wells, are subject to change based on concerns of the public or governmental authorities. There remains substantial uncertainty regarding the disposal of produced water by means of underground injection wells, which could result in substantial additional liabilities or costs to us that cannot be predicted. These include liabilities related to the handling, treatment, storage, disposal, transport, release and use of radioactive materials, which could be in produced water received from our oil and natural gas producer customers, and uncertainties regarding the ultimate, and potential exposure to, technical and financial risks associated with modifying or decommissioning produced water handling facilities. Federal or state regulatory agencies could require the shutdown of produced water handling facilities for safety reasons or refuse to permit restart of any facility after unplanned or planned outages. New or amended safety requirements and regulatory laws may give rise to additional operation and maintenance costs and capital expenditures. Additionally, aging equipment may require more capital expenditures to keep each of these produced water handling facilities operating efficiently or in compliance with applicable laws and regulations. This equipment is also likely to require periodic upgrading and improvement in order to maintain compliance and probability. Although the safety record of produced water handling generally has been very good, accidents and other unforeseen problems have occurred. The consequences of a major incident could be severe and include loss of life and property damage. Any resulting liability from a major environmental or catastrophic incident could exceed our resources, including insurance coverage.

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

We operate with most of our customers under water services agreements that endeavor to allocate potential liabilities and risks between the parties. As part of that allocation, we generally agree to certain indemnification obligations in connection with the services we provide, such as agreeing to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer, and agreeing to indemnify our customers for loss or destruction of property or equipment we own. Even if our customers agree to indemnify us in certain cases as part of the potential liability and risk allocation in our agreement, we may nevertheless have liability in such cases if we are negligent or commit willful acts. We may also not succeed in enforcing the contractual allocation of potential liability and risk in our agreements, we may incur an unforeseen liability falling outside the scope of such allocation or we may be required to enter into a water services agreement in which such allocation is otherwise unfavorable to us. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operations.

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

In recent years, international, federal, state and local governments have taken steps to reduce GHG emissions. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and states in the US have taken measures to reduce GHG emissions primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

During 2022, the administration has focused on addressing climate change and is likely to take executive action or support legislation in furtherance of achieving certain GHG emissions goals. In February 2021, the United States rejoined the Paris Agreement. In April 2021, President Biden set a new goal for the United States to achieve a 50-52% reduction from 2005 levels in economy-wide net GHG pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. In August 2022, the Inflationary Reduction Act of 2022 was enacted and included a $369 billion investment in modernizing the American energy system. The legislation is aimed at helping the United States to achieve the 50-52% reduction of GHGs from 2005 levels by 2030. The adoption of legislation or regulatory programs or other government action to reduce emissions of GHGs or restrict, delay or prohibit oil and gas development on public lands could require our customers and us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements, or prevent us from conducting operations in certain areas. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas our customers produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Further, environmental incidents such as the Macondo well incident could result in similar drilling moratoria, and could result in increased federal, state, and international regulation of our and our customers’ operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. Any additional regulation of the exploration and production industry as a whole could result in fewer companies being financially qualified to operate offshore or onshore in the U.S. or in non-U.S. jurisdictions, resulting in higher operating costs for our customers and reduced demand for our products and services.

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

We do not conduct hydraulic fracturing operations, but many of our customers’ oil and natural gas production operations require hydraulic fracturing as part of the well completion process. Hydraulic fracturing involves the injection of water, sand or other propping agents and chemicals under pressure into rock formations to stimulate oil and gas production. Although certain aspects of hydraulic fracturing operations, including the use of diesel fuel in fracturing fluids, capture of volatile organic compounds released during hydraulic fracturing and discharge of wastewater, are subject to current guidance or regulation, Congress has not adopted legislation to provide for federal regulation of hydraulic fracturing; however, President Biden could seek to pursue legislative, regulatory or executive initiatives that restrict hydraulic fracturing activities, though we cannot predict when or the scope of any such legislation at this time.

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

For example, there have been repeated calls for the USFWS to list the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of Southeastern New Mexico and adjacent portions of Texas, including areas where we operate. The lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA effective January 24, 2023.

Although the dunes sagebrush lizard has not yet been listed under the ESA, to the extent the lesser prairie-chicken or other species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our assets and operations are located, operations in those areas could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Our operations and the operations of our oil and gas producing customers typically require that we and our customers obtain and maintain a number of permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundments tanks, and construct and operate pipelines, handling facilities and recycling facilities. Many of these permits require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. As of December 31, 2022, we had permits for (i) 205 miles of pipelines, (ii) 42 produced water handling facilities and (iii) 5 recycling facilities that, in each case, have not been constructed. We may not be able to achieve commercial operations on any particular permitted site. A decision by a governmental agency to deny or delay the renewal of any of these permits or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect our ability to initiate or complete construction of any of these pipelines or facilities and we can provide no assurance that we will complete these projects on schedule, or at all. Additionally, these permits were issued pursuant to existing laws and regulations that are subject to change, which could result in the imposition of more stringent requirements and impair our ability to initiate or complete the construction of these pipelines and facilities.

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

We are a holding company and have no material assets other than our equity interest in Solaris LLC. See Items 1. and 2. Business and Property ─ Organizational Structure and Corporate Information ─ Corporate Reorganization. We have no independent means of generating revenue. To the extent Solaris LLC has available cash, we intend to cause Solaris LLC to make (i) generally pro rata advance distributions to Aris Inc. in an amount at least sufficient to allow us to pay our taxes, (ii) non-pro rata advance distributions to allow us to make payments under the Tax Receivable Agreement we have entered into with the TRA Holders and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions and (iii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of the credit facility, the indenture governing the Notes or any future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

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

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements if adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company up until the last day of the fiscal year following the fifth anniversary of our IPO, or such earlier time that we have more than $1.235 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates (and have been a public company for at least 12 months), or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

In addition, once we are no longer an emerging growth company, compliance with rules and regulations that do not currently apply to us as an emerging growth company may increase our compliance costs, may make some activities more difficult or time-consuming, and may otherwise strain our systems and resources and distract management.

Our principal stockholders collectively hold a substantial portion of the voting power of our common stock.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. As of December 31, 2022, the Legacy Owners of Solaris LLC own 100% of our Class B common stock equating to a 48% economic and voting power interest in Solaris LLC of which, (i) ConocoPhillips owns approximately 47% of our Class B common stock and an approximate 22% economic interest and voting power and (ii) Yorktown Energy Partners XI, L.P. (“Yorktown”) owns approximately 37% of our Class B common stock and an approximate 18% economic interest and voting power.

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

Our amended and restated certificate of incorporation provides that, unless we select or consent in writing to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our Company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice of forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We cannot assure that we will pay any future dividends on our Class A common stock. Our indebtedness could limit our ability to pay future dividends on our Class A common stock.

Any payment of any future dividends will be at the discretion of our Board, which comprises a majority of independent directors. We have not adopted and do not expect to adopt a written dividend policy. Although our Board declared quarterly dividends on our Class A common stock for the fourth quarter of 2021 and each quarter of 2022, our Board may determine not to declare any cash dividends in the future. Such decision will depend on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur, including the Restated Credit Agreement and the indenture that governs our Notes. For more information about these restrictions, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Our Dividend and Distribution Policy.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute ownership in us.

We may sell additional shares of our Class A common stock in future offerings. In addition, subject to certain limitations and exceptions, the Legacy Owners of Solaris LLC units may redeem their Solaris LLC units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. As of December 31, 2022 we had 29,919,217 outstanding shares of Class A common stock and 27,575,519 outstanding shares of Class B common stock. Shares of Class B common stock represented approximately 48% of our total outstanding common stock. All such shares were restricted from immediate resale under the federal securities laws and were subject to the lock-up agreements between such parties and the underwriters until the expiration of the lock-up agreements on April 19, 2022. These shares may be sold into the market in the future. Certain of the owners of our Class B shares are party to a registration rights agreement with us that requires us to effect the registration of their shares in certain circumstances no earlier than the expiration of the lock-up period.

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

In connection with the closing of the IPO, Aris Inc. entered into a Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by Aris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Aris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and deemed interest deductions arising from these payments. Aris Inc. will retain the remaining 15% of these cash savings.

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

The payment obligations under the Tax Receivable Agreement are Aris Inc.’s obligations and not obligations of Solaris LLC. For the year ended December 31, 2022, we made no payments under the Tax Receivable Agreement. However, we expect that the payments we will be required to make under the Tax Receivable Agreement in the future will be substantial over the life of the agreement. We could also be required to make a lump-sum payment as discussed in the following risk factor. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increase in tax basis that may result in cash tax savings to Aris Inc. under the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any acquisition or redemption of Solaris LLC units, the price of our Class A common stock at the time of each acquisition or redemption, the extent to which such acquisition or redemption is a taxable transaction, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that give rise to depreciable or amortizable tax basis.

The payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in us. See Items 1. and 2. – Business and Properties – Organizational Structure and Corporate Information – Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the Tax Receivable Agreement terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment (or “early termination payment”). This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (determined by applying a discount rate of one-year London Interbank Offered Rate (“LIBOR”) plus 200 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to utilize any accumulated net operating loss carryforwards in the manner described in the Tax Receivable Agreement) and (ii) any Solaris LLC units (other than those held by Aris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. As of December 31, 2022, we estimate the liability associated with this lump-sum payment would be approximately $159.0 million, discounted. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates.

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

See Items 1. and 2. – Business and Properties – Organizational Structure and Corporate Information – Tax Receivable Agreement.

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

Aris Inc. depends on distributions from Solaris LLC to pay any dividends, if declared, taxes and other expenses.

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

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, changes in interest rates, continued high inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer were to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense to us.

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

The initial phase of the COVID-19 pandemic caused, and any resurgence of the pandemic or other public health crisis could again cause, disruptions to our business and operational plans, which may include (i) shortages of qualified employees in a given area, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns or access restrictions, to ensure the safety of employees, and (vi) reductions, delays or cancellations of planned operations by our customers. Additionally, these disruptions could negatively impact our financial results.

Further, the effects of the COVID-19 pandemic and concerns regarding its global spread may continue to negatively impacted the global economy, reduce global oil demand, disrupt global supply chains and create significant volatility and disruption of financial and commodities markets, which could lead to our customers curtailing existing production due to lack of downstream demand or storage capacity as well as reducing or eliminating the number of wells completed in the near to medium term.

The extent to which our operating and financial results will continue to be affected by COVID-19 will depend on various factors, many of which are uncertain and cannot be predicted. An additional extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Part II, Item 8. Financial Statements and Supplementary Data – Note 14. Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Class A common stock is listed on the NYSE under the symbol “ARIS.” As of March 3, 2023, 30,072,875 shares of Class A common stock were outstanding. As of March 3, 2023, 27,554,566 shares of Class B common stock were outstanding. There is no established public trading market for the Class B common stock.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our Class A common stock is Broadridge Corporate Issuer Solutions, Inc.

Shareholders’ Profile

As of March 3, 2023, the number of holders of record of our Class A common stock was 66. This number does not include stockholders whose shares are held in trust by other entities. As of March 3, 2023, the number of holders of record of our Class B common stock was 21.

Stock Repurchases

The following table summarizes repurchases of our common stock occurring in fourth quarter 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/2022 - 10/31/2022	94,551	$14.10	-	-
11/1/2022 - 11/30/2022	2,598	15.61	-	-
12/1/2022 - 12/31/2022	89,422	15.47	-	-
Total	186,571	$14.78	-	-

(1) Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Recent Sales of Unregistered Equity Securities

On October 27, 2022, in connection with the closing of an acquisition of certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard, Aris Inc. issued 85,193 shares of its Class A common stock to the affiliate of the seller of such rights, technologies and assets as partial consideration therefor. Contemporaneously with the issuance of such shares of Class A common stock, Solaris LLC issued 85,193 Solaris LLC units to Aris Inc. Such shares of Class A common stock and Solaris LLC units were issued in a private placement not involving a public offering pursuant to the exemption from the registration requirements of Securities Act provided by Section 4(a)(2) of the Securities Act.

Our Dividend and Distribution Policy

Our Board declared dividends of $0.09 per share on our Class A common stock for each quarter of 2022. Our Board also declared a dividend of $0.09 per share on our Class A common stock for the first quarter of 2023.

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

The indenture that governs our Notes generally permits Solaris LLC to pay distributions to us if Solaris LLC’s Consolidated Leverage Ratio (as defined in such indenture) is less than or equal to 3.50 to 1.00 on a pro forma basis after giving effect to such distribution. In addition, as long as Solaris LLC’s Fixed Charge Coverage Ratio (as defined in the indenture) for the prior four fiscal quarters is not less than 2.00 to 1.00, the indenture permits Solaris LLC to make distributions to us so long as such distribution, together with other distributions, does not exceed a basket amount determined by adding (i) 50% of Solaris LLC’s Consolidated Net Income (as defined in the indenture) taken as one period from January 1, 2022 to the most recently completed fiscal quarter, plus (ii) cash contributions to the equity of Solaris LLC and the fair market value of property acquired with Solaris LLC’s equity interests or contributed to its common equity capital, plus (iii) certain other others items, which basket amount is reduced by distributions made pursuant to the Consolidated Leverage Ratio test described in the immediately prior sentence. Solaris LLC also has the ability under the indenture to make distributions in an amount not in excess of $15.0 million since the date of the indenture. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Debt Agreements.

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

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A common stock, the Russell 2000 and the Alerian MLP Index during the period beginning on October 26, 2021, and ending on December 31, 2022. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A common stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our consolidated financial statements as of and for the three years ended December 31, 2022 included in Item 8. Financial Statements and Supplementary Data of this Annual Report. The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements, except as required by law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2022 and 2021. For the comparison of the years ended December 31, 2021 and 2020, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Business Overview

For an overview of our business, see Part I, Items 1. and 2. Business and Properties – Our Company.

Year-end Results

Significant financial and operating highlights for the year ended December 31, 2022 include:

●	Increase of approximately 14,000 net dedicated acres
●	Total water volumes handled or sold of 1,284 kbwpd, an increase of 36% from the prior year
●	Recycled produced water volumes sold of 300 kbwpd, an increase of 144% from the prior year
●	Total revenue of $321.0 million, an increase of 40% from the prior year
●	Abandoned well costs of $15.8 million, a decrease of 45% from the prior year
●	Impairment expense of $15.6 million
●	Net income of $4.8 million as compared with a net loss of $7.0 million for the prior year
●	Adjusted EBITDA (non-GAAP financial measure) of $149.0 million, an increase of 24% from the prior year
●	Dividend of $0.09 per share declared on our Class A common stock, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC units, for each quarter of 2022
●	Expansion of TPL alliance
●	New long-term full-cycle water management agreement with Chevron U.S.A.
●	Delaware Energy asset acquisition
●	Water Standard asset acquisition
●	Strategic beneficial reuse agreement with Chevron U.S.A. and ConocoPhillips, with ExxonMobil joining the agreement in January 2023

Recent Developments

For a discussion of our recent developments, see Part I, Items 1. and 2. Business and Properties – Our Operations and Assets – Recent Operating Developments. For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

General Trends and Outlook

Market Dynamics

The current conflict between Russia and Ukraine is having significant global economic implications and may result in higher inflation, weaker real GDP growth and disruption to global financial markets. The extent of these impacts will depend on the length of the conflict and whether the conflict spreads beyond Ukraine’s borders.

In addition, there are particular impacts on commodity prices due to supply disruptions which are resulting in significantly higher WTI crude oil prices. As the U.S. economy began recovering from the COVID-19 pandemic in the latter half of 2021, domestic crude oil prices began to increase. During the year ended December 31, 2022, the average WTI spot price was $94.90 per barrel as compared with $67.99 per barrel for the year ended December 31, 2021.

The continuing impact on commodity prices will also depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. On October 5, 2022, OPEC+ announced that it would reduce oil production by two million barrels per day, the largest cut since April 2020. The reduction is equivalent to approximately 2% of global demand.

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

Cost Inflation

During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the CPI. The annual rate of inflation in the U.S. reached 6.5% in December 2022, a reduction from the 9.1% annual rate reported in June 2022. Through December 31, 2022, the Federal Reserve has approved seven interest rate hikes that total a 4.25 percentage point increase. The Federal Reserve has indicated additional rate increases may be approved in the future. The degree of inflation, and length of time it continues, will be impacted by any further steps the Federal Reserve takes to combat inflationary pressures, such as by continuing to adjust interest rates.

During 2022, our revenue growth was partially offset by higher than anticipated cost inflation. Our long-term, fee-based produced water handling contracts are generally subject to limited annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs have, in certain circumstances, increased more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to remain significantly higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

Seismicity

In New Mexico, we operate four wells located within the Hat Mesa Seismic Response Area (“SRA”) that are subject to the associated Seismic Response Protocol and we have partially curtailed injection in one of the wells. We continue to operate our partially curtailed well. As there has been no further seismic activity within the Hat Mesa SRA in 2022, the New Mexico Oil Conservation Division reduced curtailment requirements.

In Texas, during the third quarter of 2022, we sold one deep injection well along with the permit to recomplete the deep well to a shallow injector. The well was located within the Gardendale SRA where the Texas Railroad Commission suspended all active permits to inject oil and gas waste into deep strata. As of December 31, 2022, we owned one well within the Gardendale SRA, which well was plugged and abandoned subsequent to year end 2022.

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

How We Generate Revenue

We manage our business through a single operating segment comprising two primary revenue streams, Produced Water Handling and Water Solutions. Our produced water handling revenue is driven by the volumes of produced water we gather from our customers, and our water solutions revenue is driven by the quantities of recycled produced water and groundwater delivered to our customers to support their well completion activities.

Under our contracts with our customers, which are generally subject to periodic index-based adjustments such as CPI, we receive a fixed fee per barrel of produced water received from our customers, which water is either handled or recycled, and a fixed fee per barrel of recycled water or groundwater sold to our customers. In addition, one of our significant customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Costs of Conducting Our Business

Direct Operating Costs

We incur direct operating costs primarily as a function of the number of barrels of water received, handled and treated. The major categories of direct operating costs are landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense, repair and maintenance of facilities, equipment rental, and environmental remediation. We seek to minimize, to the extent appropriate for safe and reliable operations, expenses directly tied to operating and maintaining our assets. Certain expenses, such as workover and repair and maintenance expense, may occur on an irregular basis, resulting in volatility in our operating margin.

General and Administrative Expenses

General and administrative expenses are costs incurred for overhead, including payroll and benefits for our corporate staff, stock-based compensation, costs of maintaining our offices, costs of managing our permitting operations, information technology expenses, insurance, audit and other fees for professional services, and other costs incurred as a result of our being a public company.

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

Water Solutions Barrels Sold and Transferred

Our recycled water and groundwater sales are driven primarily by our customers’ oil and gas well completion activities. We continually seek to gain market share and expand our customer base for recycled water and groundwater sales in the Permian Basin. We believe our access to abundant produced water volumes and the scale of our systems allows us to distribute recycled water for our customers’ completion activities in an efficient, cost effective, and environmentally conscious manner. We define Water Solutions Barrels Sold and Transferred as the total of all recycled water and groundwater barrels sold plus groundwater barrels transferred on behalf of third parties.

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

We generate revenue by providing fee-based services related to our Produced Water Handling and Water Solutions businesses.

The services related to produced water are fee-based arrangements which are based on the volume of water that flows through our systems and facilities. Revenue from produced water handling consists primarily of per barrel fees charged to our customers for the use of our transportation and water handling services. For our produced water handling contracts, revenue is recognized over time utilizing the output method based on the volume of produced water accepted from the customer.

The sale of recycled produced water and groundwater are priced based on negotiated rates with our customers. For contracts that involve recycled produced water and groundwater, revenue is recognized at a point in time when control of the product is transferred to the customer.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (including severance, temporary power costs, discussed below, and IPO transaction bonus), less any gains on sale of assets. (See Non-GAAP Financial Measures below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.)

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell and transfer, the fees we charge for such services, and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin plus depreciation, amortization and accretion and temporary power costs. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures. See Non-GAAP Financial Measures below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measures for each measure.

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

Factors Affecting the Comparability of Our Results of Operations

Temporary Power Costs

In the past, we constructed assets in advance of permanent grid power infrastructure availability in order to secure long-term produced water handling contracts. As a result, we rented temporary power generation equipment that would not have been necessary if grid power connections had been available. We estimated temporary power costs by taking temporary power and rental expenses incurred during the period and subtracting estimated expenses that would have been incurred during such period had permanent grid power been available. Power infrastructure and permanent power availability rapidly expanded in the Permian Basin in 2020 and the first half of 2021, and, accordingly, we were able to make significant progress in reducing these expenses over that period. By the end of September 2021, all of our significant produced water handling facilities were being supported by permanent power. Beginning in the third quarter of 2021, we were no longer adjusting for temporary power costs.

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

Results of operations were as follows for the periods indicated:

(in thousands)	Year Ended December 31,
	2022	2021	2022 vs. 2021
Revenue
Produced Water Handling	$151,360	$98,486	$52,874	54%
Produced Water Handling—Affiliates	93,107	86,598	6,509	8%
Water Solutions	60,672	25,121	35,551	142%
Water Solutions—Affiliates	15,156	19,046	(3,890)	(20)%
Other Revenue	706	—	706	N/M
Total Revenue	321,001	229,251	91,750	40%
Cost of Revenue
Direct Operating Costs	139,480	90,914	48,566	53%
Depreciation, Amortization and Accretion	67,524	60,767	6,757	11%
Total Cost of Revenue	207,004	151,681	55,323	36%
Operating Costs and Expenses
Abandoned Well Costs	15,771	28,505	(12,734)	(45)%
General and Administrative	45,220	27,266	17,954	66%
Impairment of Long-Lived Assets	15,597	—	15,597	N/M
Research and Development Expense	691	—	691	N/M
Other Operating Expense	2,212	2,657	(445)	(17)%
Total Operating Expenses	79,491	58,428	21,063	36%
Operating Income	34,506	19,142	15,364	80%
Interest Expense, Net	29,185	25,473	3,712	15%
Other	—	380	(380)	(100)%
Income (Loss) Before Income Taxes	5,321	(6,711)	12,032	(179)%
Income Tax Expense	524	298	226	76%
Net Income (Loss)	$4,797	$(7,009)	$11,806	(168)%

N/M = Not Meaningful

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water which we handle, sell or transfer for our customers.

Our volumes were as follows for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2022 vs. 2021
(thousands of barrels of water per day)
Produced Water Handling Volumes	873	707	166	23%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	300	123	177	144%
Groundwater Volumes Sold	105	73	32	44%
Groundwater Volumes Transferred (1)	6	44	(38)	(86)%
Total Water Solutions Volumes	411	240	171	71%
Total Water Volumes	1,284	947	337	36%

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.77	$0.72	$0.05	7%
Water Solutions Revenue/Barrel	$0.51	$0.50	$0.01	2%
Revenue/Barrel of Total Volumes	$0.68	$0.66	$0.02	3%
Direct Operating Costs/Barrel	$0.30	$0.26	$0.04	15%
Gross Margin/Barrel	$0.24	$0.22	$0.02	9%
Adjusted Operating Margin/Barrel (3)	$0.39	$0.41	$(0.02)	(5)%

(1)	The groundwater transfer assets were sold in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2022 vs. 2021
Skim Oil Volumes (bpd)	792	397	395	99%
Skim Oil Sales Revenue/Barrel (1)	$85.29	$60.67	$24.62	41%

(1)	Skim oil price received from the purchaser is net of certain customary deductions, including severance taxes.

Revenue

An analysis of revenue is as follows:

Produced Water Handling Revenue

Total produced water handling revenues and produced water handling revenues per barrel of produced water are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021
Produced Water Handling Fees	$219,817	$176,287	$43,530	25%
Skim Oil Sales Revenue	24,650	8,797	15,853	180%
Total Produced Water Handling Revenue	$244,467	$185,084	$59,383	32%

Produced Water Handling Fees/Bbl	$0.69	$0.68	$0.01	1%
Skim Oil Sales Revenue/Bbl	0.08	0.03	0.05	167%
Total Produced Water Handling Revenue/Bbl	$0.77	$0.72	$0.05	7%

Total produced water handling revenue increased for the year ended December 31, 2022 as compared with the year ended December 31, 2021 due primarily to:

●	an increase of $41.8 million due to a 166 kbwpd volume increase driven primarily by activity associated with our long-term acreage dedication agreements,
●	an increase of $1.7 million due to customer mix and contractual price adjustments, and
●	an increase of $15.9 million in skim oil sales revenue due to higher crude oil prices and increased volumes on the system.

Water Solutions Revenue

Water Solutions revenue increased for the year ended December 31, 2022 as compared with the year ended December 31, 2021 due primarily to an increase of $31.5 million in revenue related to the 171 kbwpd net volume increase. The volume increase was driven by an increase in recycling volumes from higher completion activities across the Permian Basin in response to recovering commodity prices as well as newly signed commercial agreements.

Direct Operating Costs

Direct operating costs increased for the year ended December 31, 2022 as compared with the year ended December 31, 2021 due to higher volumes as well as cost inflation in labor, chemical treatment, rental equipment and fuel expense, offset by the absence of temporary power generation expenses. On a per barrel basis, direct operating costs increased due to the higher labor, chemical treatment, rental equipment and fuel expenses, which increased due to inflationary pressure, partially offset by reduced temporary power generation expenses.

All our significant produced water handling facilities have been on permanent power since the end of June 2021. For the year ended December 31, 2021, the estimated incremental impact of temporary power expenses was $4.3 million or approximately $0.01 per barrel.

See Factors Affecting the Comparability of our Results of Operations — Temporary Power Costs for additional information.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization and accretion expense increased for the year ended December 31, 2022 as compared with the year ended December 31, 2021 due primarily to higher amortization expense related to a previously acquired customer contract, as well as depreciation expense related to new assets placed in service.

Abandoned Well Costs

Abandoned well costs for the year ended December 31, 2022 related to the abandonment of SWD wells that were no longer economically beneficial to the operations of the Company, as well as the abandonment of a well under construction. See Part II, Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased for the year ended December 31, 2022 as compared with the year ended December 31, 2021 due primarily to increased compensation and benefits expenses, travel, and insurance costs corresponding with the increased headcount required for our larger asset footprint. G&A expenses include stock-based compensation expense of $11.4 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

Impairment Expense

Impairment expense for the year ended December 31, 2022 related to Midland Basin assets reclassified to assets held for sale during the first quarter of 2022. The assets were re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense. See Part II, Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment.

Research and Development Expense

Research and development (“R&D”) expense is related to the development of technologies for the beneficial reuse of produced water.

Other Operating Expense

Other operating expense includes net gains and losses on asset sales, transaction costs, abandoned project costs and other expenses. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Interest on Debt Instruments	$31,609	$26,221
Amortization of Financing Costs	2,440	2,043
Total Interest Expense	34,049	28,264
Less: Capitalized Interest	(4,864)	(2,791)
Interest Expense, Net	$29,185	$25,473

Total Interest expense for the year ended December 31, 2022 increased as compared with the year ended December 31, 2021 due to increases in total debt outstanding and the average interest rate related to outstanding debt. The average outstanding debt balance for the year ended December 31, 2022 was $406.7 million compared with $374.6 million for the year ended December 31, 2021. The average interest rate on outstanding debt was 7.61% for the year ended December 31, 2022 as compared with 6.67% for the year ended December 31, 2021.

Capitalized interest for the year ended December 31, 2022 increased primarily as a result of an increase in the amount of assets under construction as well as a slightly higher average interest rate.

Income Tax Provision

Income tax (benefit) expense included in our consolidated statements of operations for the years ended December 31, 2022 and 2021 is calculated based only on our allocable share of income (loss) of Solaris LLC, which is taxed as a partnership. See Part II, Item 8. Financial Statements and Supplementary Data ─ Note 12. Income Taxes for a discussion of our income tax provision and effective tax rate.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (including severance, temporary power costs, discussed above, and IPO transaction bonus), less any gains on sale of assets.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and gross margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

	Year Ended
(in thousands)	December 31,
	2022	2021
Net Income (Loss)	$4,797	$(7,009)
Interest Expense, Net	29,185	25,473
Income Tax Expense	524	298
Depreciation, Amortization and Accretion	67,524	60,767
Abandoned Well Costs	15,771	28,505
Impairment of Long-Lived Assets	15,597	—
Stock-Based Compensation	12,034	1,586
Abandoned Projects	72	2,047
Loss (Gain) on Disposal of Asset, Net	478	275
Transaction Costs	1,520	335
Research & Development Expense	691	—
Temporary Power Costs	—	4,253
Loss on Debt Modification	—	380
IPO Transaction Bonus	—	3,367
Severance and Other	808	221
Adjusted EBITDA	$149,001	$120,498

Total Revenue	$321,001	$229,251
Cost of Revenue	(207,004)	(151,681)
Gross Margin	113,997	77,570
Depreciation, Amortization and Accretion	67,524	60,767
Temporary Power Costs	—	4,253
Adjusted Operating Margin	$181,521	$142,590
Total Volumes (Thousands of BBLs)	468,401	345,576
Adjusted Operating Margin/BBL	$0.39	$0.41

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

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, payment of contractual obligations including debt, and working capital obligations. When appropriate, we may enhance shareholder returns by returning capital to shareholders, such as through dividends and share buybacks (to the extent determined by our Board). Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility, or accessing the capital markets. We believe that our cash flows, undrawn Credit Facility and conservative leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of December 31, 2022, we had working capital, defined as current assets less current liabilities, of $47.6 million. We had $400.0 million face value of Notes outstanding and $35.0 million outstanding under our Credit Facility, with $164.85 million of availability under the Credit Facility. As of December 31, 2022, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes.

As of March 3, 2023, we had $45.0 million of outstanding borrowings under our Credit Facility at a weighted average interest rate of 7.54%. The borrowings are primarily being used to fund our capital program.

Dividends and Distributions

Dividends reflect our confidence that we can return cash to our shareholders while also continuing to invest in high-return growth projects and manage our balance sheet. Our infrastructure, scale, and customer base will allow us to balance attractive reinvestment opportunities with a conservative balance sheet and consistent return of capital to shareholders. Dividends are also paid on unvested shares of restricted stock and restricted stock units. Dividends accrue on performance-based restricted stock units and are paid upon vesting.

Our Board declared quarterly dividends on our Class A common stock of $0.09 per share for each quarter in 2022. In conjunction with the dividend payments, distributions of $0.09 per unit per quarter were paid to unit holders of Solaris LLC. The 2022 quarterly dividends and distributions totaled $20.7 million.

On March 3, 2023, we announced that our Board declared a dividend on our Class A common stock for the first quarter of 2023 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 29, 2023 to holders of record of our Class A common stock as of the close of business on March 17, 2023. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $70.2 million for the year ended December 31, 2022 as compared with $58.8 million for the year ended December 31, 2021. The net increase is due primarily to the increase in total revenue offset by increases in direct operating costs and general and administrative expenses. Net cash provided by operating activities also included reductions of $49.3 million and $30.2 million for the years ended December 31, 2022 and 2021, respectively, associated with changes in working capital items other than cash. Changes in working capital items adjust for the timing of receipts and payment of actual cash. The reductions in working capital are generally linked to increases in accounts receivable from increased revenue and overall slower payment by customers as they manage their working capital in a rising cost environment.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $136.9 million for the year ended December 31, 2022 as compared with $74.7 milliion for the year ended December 31, 2021. Expenditures for property plant and equipment increased to $146.5 million for the year ended December 31, 2022, as compared with $74.7 million for the year ended December 31, 2021, due primarily to increased capital activity to support our growing operations, including the management agreement with Chevron U.S.A. entered into in 2022. For the year ended December 31, 2022, net cash used in investing activities also included $5.1 million cash paid for asset acquisitions, and net cash provided by investing activities included $14.7 million proceeds from the sale of property, plant and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $7.8 million for the year ended December 31, 2022 and included $35.0 million of borrowings under our Credit Facility used to fund our capital program, offset by $24.5 million cash dividends and distributions paid.

Net cash provided by financing activities totaled $51.0 million for the year ended December 31, 2021 and included the issuance of our $400.0 million aggregate principal amount of 7.625% Senior Sustainability-Linked Notes on April 1, 2021, with net proceeds of $390.6 million used to pay down the outstanding Credit Facility balance of $297.0 million and redeem the redeemable preferred units for $74.4 million. In addition, net cash provided by financing activities included IPO proceeds of $246.4 million, of which $213.2 million was distributed to Solaris LLC unit holders, resulting in net IPO proceeds of $33.2 million.

Capital Requirements

Our business is capital intensive, requiring the maintenance of existing pipelines, pumps and handling and recycling facilities, SWD well recompletions or workovers, and the acquisition or construction and development of new assets and facilities.

We maintain significant flexibility around the timing of capital expenditures. However, we are subject to certain capital requirements to support our customers’ development plans associated with acreage dedication agreements.

Accordingly, we work proactively with our customers to anticipate their future needs for water handling and recycling assets to support their activities. For 2023, we expect our capital expenditures will be between approximately $140.0 million to $155.0 million which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

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

During the fourth quarter of 2022, we borrowed a total of $35.0 million under the Credit Facility. The borrowings were primarily used to fund our capital program.

As of December 31, 2022, we were in compliance with all covenants under the Credit Facility.

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

Our key performance indicator under our Sustainability-Linked Bond Framework is to increase recycled produced water sold and reduce groundwater withdrawals sold expressed as a percentage of barrels of recycled produced water sold per year divided by total barrels of water sold per year (the “Recycling KPI”). Our Recycling KPI is designed to reduce groundwater withdrawal for water intensive industrial operations in the water stressed Permian Basin by increasing our sales of recycled produced water. Our SPT is to increase our annual Recycling KPI to 60% by 2022 from a 2020 baseline of 42.1%, with an observation date of December 31, 2022. As of December 31, 2022, our annual Recycling KPI was approximately 74%.

We were in compliance with all covenants under the indenture governing the Notes as of December 31, 2022.

Tax Receivable Agreement

At the closing of the IPO, we entered into the TRA with the TRA Holders. The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balances at December 31, 2022 and 2021. As of December 31, 2022, the estimated TRA liability totaled $98.0 million.

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

We estimate that if all the remaining Solaris LLC units were converted to shares of our Class A common stock on December 31, 2022, the TRA liability would be approximately $240.4 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make a substantial, immediate lump-sum payment (or “early termination payment”) under the terms of the TRA. As of December 31, 2022, we estimate the liability associated with this lump-sum payment would be approximately $159.0 million, discounted. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

Other Commitments

In the normal course of business, we have certain short-term purchase obligations and commitments for products and services, related primarily to purchases of pipe, pumps and other components. As of December 31, 2022, we had purchase obligations and commitments of approximately $40.8 million due in the next twelve months.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting water operations. These agreements do not meet the definition of a lease under ASC Topic 842. As of December 31, 2022, the minimum royalty payments associated with these contracts are as follows: $8.7 million for 2023, $9.8 million for 2024, $10.6 million for 2025, $11.3 million for 2026, $1.4 million for 2027 and $3.1 million thereafter.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. The contract has a term that ends in May 2025 and the remaining minimum commitment under the contract is $6.5 million as of December 31, 2022.

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

Revenue Recognition

We generate revenue by providing services related to our Produced Water Handling and Water Solutions businesses. The services related to produced water handling are fee-based arrangements and are based on the volume of water that flows through our systems and facilities. The services related to water solutions, including the sale of recycled produced water and groundwater, are priced based on negotiated rates with the customer.

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

Revenue from produced water handling consist primarily of per barrel fees charged to customers for the use of our system and disposal services. For all of our produced water transfer and disposal contracts, revenue is recognized over time utilizing the output method based on the volume of wastewater accepted from the customer. We typically charge our customers a disposal and transportation fee on a per barrel basis under our contracts. In some contracts, we are entitled to shortfall payments if minimum contractual obligations are not satisfied by our customers. Minimum contractual obligations have not been maintained, and thus we have recognized revenue related to shortfalls on such take or pay contractual obligations to date. Some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time.

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

Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve the fair value of property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts. For a business combination, the excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

The assumptions made in performing these valuations require significant judgment on the part of management and may include, but are not limited to, discount rate, future revenue and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants.

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

For the years ended December 31, 2022 and 2021, we recognized abandoned well costs of $15.8 million and $28.5 million, respectively, and long-lived asset impairment expense of $15.6 million and none, respectively.

Impairment of Goodwill

Goodwill is subject to at least an annual assessment for impairment. We perform our annual impairment assessment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. For our reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. We base our qualitative assessment on factors relevant to the business, such as macroeconomic, industry, market, cost factors, overall financial performance, other entity specific events, or any other factors that have a significant bearing on fair value.

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

If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, we recognize an impairment charge for the amount by which the carrying amount exceeds the implied fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. We have reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2022, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We report income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of other (income) expense. For the years ended December 31, 2022, 2021 and 2020, no such amounts were recorded.

Our federal and state income tax returns are not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities and tax attributes, which are based on numerous judgments and assumptions inherent in the determination of taxable income, at the end of each period. In addition, the calculation of our income tax expense (benefit) involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns. Material changes to our tax accruals and uncertain tax positions may occur in the future based on audits, changes in legislation or resolution of pending matters.

In addition, material changes in our tax provision, tax accruals and uncertain tax positions could have a significant impact on our TRA liability. See TRA Liability, below.

TRA Liability

In connection with the IPO, we entered into a TRA which generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. The estimated TRA liability totaled $98.0 million as of December 31, 2022.

At the time of conversion or redemption of Solaris LLC units, we recognize a corresponding TRA liability on the consolidated balance sheet based on the estimated undiscounted future payments under the TRA. The most significant estimates utilized by management to calculate the corresponding liability is our increase in tax basis related to exchanges, future cash tax savings rates, which are projected based on current tax laws and our historical and future tax profile, and the allocation of the liability between short-term and long-term based on when we expect to realize certain tax attributes.

The calculation of the TRA liability is complex and data-intensive due to: 1) the intricacy of the provisions of the TRA; 2) historical tax data with asset step-ups in connection with previous acquisitions and/or equity offerings; 3) the need to make assumptions and allocations on an asset by asset basis for both the historical tax basis and the step-up tax basis due to transactions; 4) the need to identify the underlying attributes associated with numerous individual TRA Holders’ accounts in order to complete specific Legacy Owner calculations; and 5) various tax elections that can be made upon the filing of the tax return.

Therefore, the balance of the TRA liability resulting from the IPO and the subsequent conversion of Solaris LLC units to Class A common stock during the years ended December 31, 2022 and 2021, which were recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings. Any changes in the balance of the TRA liability related to the IPO and subsequent conversions of Solaris LLC units to Class A common stock will be recorded as adjustments to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future conversions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company up until the last day of the fiscal year following the fifth anniversary of our IPO, or such earlier time that we have more than $1.235 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates (and have been a public company for at least 12 months), or issue more than $1.0 billion of non-convertible debt over a three-year period.

Recent Accounting Pronouncements

See Part II, Item 8. Financial Statements and Supplementary Data ─ Note 2. Significant Accounting Policies.

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

A portion of our revenue is directly exposed to fluctuations in the price of crude oil because one of our largest customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. According to the terms of the contract, the per barrel fee increases when WTI exceeds a certain base price. In addition, skim oil sales revenue is directly exposed to fluctuations in the price of crude oil.

We do not currently intend to hedge our exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of December 31, 2022, we had $35.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 6.967%. The outstanding borrowings under our Credit Facility generally bear a rate of interest of LIBOR plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility at December 31, 2022 would increase our annual interest expense by approximately $0.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Aris Water Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aris Water Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 9, 2023

Aris Water Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)	December 31,
	2022	2021
Assets
Cash	$1,122	$60,055
Accounts Receivable, Net	81,683	41,973
Accounts Receivable from Affiliates	46,029	20,191
Other Receivables	4,354	4,126
Prepaids and Deposits	5,805	6,043
Total Current Assets	138,993	132,388
Fixed Assets
Property, Plant and Equipment	907,784	700,756
Accumulated Depreciation	(88,681)	(67,749)
Total Property, Plant and Equipment, Net	819,103	633,007
Intangible Assets, Net	269,845	304,930
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	30,424	19,933
Right-of-Use Assets	9,135	—
Other Assets	1,281	1,850
Total Assets	$1,303,366	$1,126,693
Liabilities and Stockholders' Equity
Accounts Payable	$22,982	$7,082
Payables to Affiliates	3,021	1,499
Accrued and Other Current Liabilities	65,411	40,464
Total Current Liabilities	91,414	49,045
Long-Term Debt, Net of Debt Issuance Costs	428,921	392,051
Asset Retirement Obligation	17,543	6,158
Tax Receivable Agreement Liability	97,980	75,564
Other Long-Term Liabilities	10,421	1,336
Total Liabilities	646,279	524,154
Commitments and Contingencies (see Note 14)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 30,115,979 issued and 29,919,217 outstanding as of December 31, 2022; 21,858,022 issued and 21,847,831 outstanding as of December 31, 2021	300	218
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,575,519 issued and outstanding as of December 31, 2022; 31,716,104 issued and outstanding as of December 31, 2021	276	317
Treasury Stock (at Cost), 196,762 shares as of December 31, 2022; 10,191 shares as of December 31, 2021	(2,891)	(135)
Additional Paid-in-Capital	319,545	212,926
Accumulated Deficit	(7,722)	(457)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	309,508	212,869
Noncontrolling Interests	347,579	389,670
Total Stockholders' Equity	657,087	602,539
Total Liabilities and Stockholders' Equity	$1,303,366	$1,126,693

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Operations

	Year Ended
(in thousands, except for share and per share amounts)	December 31,
	2022	2021	2020
Revenue
Produced Water Handling	$151,360	$98,486	$90,163
Produced Water Handling—Affiliates	93,107	86,598	51,496
Water Solutions	60,672	25,121	14,802
Water Solutions—Affiliates	15,156	19,046	15,011
Other Revenue	706	—	—
Total Revenue	321,001	229,251	171,472
Cost of Revenue
Direct Operating Costs	139,480	90,914	95,431
Depreciation, Amortization and Accretion	67,524	60,767	44,027
Total Cost of Revenue	207,004	151,681	139,458
Operating Costs and Expenses
Abandoned Well Costs	15,771	28,505	—
General and Administrative	45,220	27,266	18,663
Impairment of Long-Lived Assets	15,597	—	—
Research and Development Expense	691	—	—
Other Operating Expense	2,212	2,657	5,647
Total Operating Expenses	79,491	58,428	24,310
Operating Income	34,506	19,142	7,704
Other Expense
Interest Expense, Net	29,185	25,473	7,674
Other	—	380	—
Total Other Expense	29,185	25,853	7,674
Income (Loss) Before Income Taxes	5,321	(6,711)	30
Income Tax Expense	524	298	23
Net Income (Loss)	$4,797	$(7,009)	$7
Equity Accretion and Dividend—Redeemable Preferred Units	—	21	(4,335)
Net Income (Loss)—Stockholders'/Members' Equity	$4,797	$(6,988)	$(4,328)
Net (Loss), Equity Accretion and Dividend Prior to IPO	—	(10,309)
Net Income Attributable to Noncontrolling Interests	3,097	2,209
Net Income Attributable to Aris Water Solutions, Inc.	$1,700	$1,112

Net Income Per Share of Class A Common Stock(1)
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted Average Shares of Class A Common Stock Outstanding (1)
Basic	24,070,934	20,888,675
Diluted	24,146,215	20,888,675

(1) For 2021, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from October 26, 2021 through December 31, 2021, the period following the reorganization transactions and IPO.

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2022	2021	2020
Cash Flow from Operating Activities
Net Income (Loss)	$4,797	$(7,009)	$7
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities
Depreciation, Amortization and Accretion	67,524	60,767	44,027
Deferred Income Tax Expense	466	379	—
Stock Based Compensation	12,034	1,586	—
Impairment of Long-Lived Assets	15,597	—	—
Abandoned Well Costs	15,771	28,505	—
Loss (Gain) on Disposal of Asset, Net	478	275	133
Abandoned Projects	72	2,047	2,125
Amortization of Debt Issuance Costs, Net	2,143	1,873	783
Other	623	596	446
Changes in Operating Assets and Liabilities
Accounts Receivable	(38,811)	(21,456)	10,620
Accounts Receivable from Affiliates	(25,838)	(8,653)	5,195
Other Receivables	(838)	364	(3,659)
Prepaids, Deposits and Other Current Assets	238	(2,178)	(58)
Accounts Payable	1,903	(8,271)	193
Payables to Affiliates	1,522	(385)	—
Deferred Revenue	14	(139)	1,300
Accrued Liabilities and Other	12,518	10,511	6,659
Net Cash Provided by Operating Activities	70,213	58,812	67,771
Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(146,525)	(74,664)	(139,589)
Cash Paid for Asset Acquisitions	(5,100)	—	—
Proceeds from the Sale of Property, Plant and Equipment	14,700	—	—
Net Cash Used in Investing Activities	(136,925)	(74,664)	(139,589)
Cash Flow from Financing Activities
Dividends and Distributions Paid	(24,465)	(213,186)	—
Repurchase of Shares	(2,756)	(135)	—
Proceeds from Credit Facility	35,000	—	77,000
Repayment of Credit Facility	—	(297,000)	—
Proceeds from issuance of Class A Common Stock sold in Initial Public Offering, net of underwriting discounts and commissions	—	249,355	—
Payment of Issuance Costs of Class A Common Stock	—	(2,913)	—
Proceeds from Senior Sustainability-Linked Notes	—	400,000	—
Payments of Financing Costs Related to Issuance of Senior Sustainability-Linked Notes	—	(9,352)	—
Redemption of Redeemable Preferred Units	—	(74,357)	—
Payments of Financing Costs Related to Credit Facility	—	(1,442)	(536)
Members' Contributions	—	5	13,203
Net Cash Provided by Financing Activities	7,779	50,975	89,667
Net (Decrease) / Increase in Cash	(58,933)	35,123	17,849
Cash, Beginning of Year	60,055	24,932	7,083
Cash, End of Year	$1,122	$60,055	$24,932

Supplementary Cash Flow Data
Cash Paid for Interest, net of amount capitalized	$25,933	$18,649	$4,790
Cash Paid for Income Taxes	6	—	—

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Stockholders’ and Members’ Equity

(in thousands, except for share and per share amounts)		Class A		Class B		Additional				Non-	Total
	Members'	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Equity	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interests	Equity
Balance at January 1, 2020	$545,508	$-	-	$-	-	$-	$-	-	$-	$-	$545,508
Capital Contributions	13,203	-	-	-	-	-	-	-	-	-	13,203
Issuance of Class A Units	77,602	-	-	-	-	-	-	-	-	-	77,602
Preferred Units Converted in Lieu of Cash Call	1,930	-	-	-	-	-	-	-	-	-	1,930
Accretion and Dividend Related to Redeemable Preferred Units	(4,335)	-	-	-	-	-	-	-	-	-	(4,335)
Net Income	7	-	-	-	-	-	-	-	-	-	7
Balance at December 31, 2020	$633,915	$-	-	$-	-	$-	$-	-	$-	$-	$633,915
Capital Contributions	5	-	-	-	-	-	-	-	-	-	5
Accretion Related to Redeemable Preferred Units	21	-	-	-	-	-	-	-	-	-	21
Net Loss Prior to Reorganization	(10,330)	-	-	-	-	-	-	-	-	-	(10,330)
Effect of Corporate Reorganization and IPO	(623,611)	203	20,297,500	332	33,202,500	248,675	-	-	-	407,656	33,255
Establish TRA Liability at IPO and Exchange of LLC Units for Class A Shares	-	-	-	-	-	(75,564)	-	-	-	-	(75,564)
Deferred Tax Assets Acquired	-	-	-	-	-	20,312	-	-	-	-	20,312
Exchange of Class B Shares for Class A Shares	-	15	1,486,396	(15)	(1,486,396)	18,885	-	-	-	(18,885)	-
Stock-based Compensation Expense	-	-	74,126	-	-	618	-	-	-	968	1,586
Dividends and Distributions ($0.07 per share)	-	-	-	-	-	-	-	-	(1,569)	(2,278)	(3,847)
Purchase of Treasury Stock	-	-	-	-	-	-	(135)	10,191	-	-	(135)
Net Income	-	-	-	-	-	-	-	-	1,112	2,209	3,321
Balance at December 31, 2021	$-	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Class A Shares issued for Acquisitions	-	35	3,451,100	-	-	55,801	-	-	-	16,763	72,599
Redemption of Class B Shares for Class A Shares	-	41	4,140,585	(41)	(4,140,585)	52,433	-	-	-	(52,433)	-
Stock-based Compensation Expense	-	6	666,272	-	-	9,843	-	-	-	2,185	12,034
Increase in TRA Liability Related to Share Redemption	-	-	-	-	-	(23,970)	-	-	-	-	(23,970)
Deferred Tax Assets Acquired	-	-	-	-	-	12,512	-	-	-	-	12,512
Dividends and Distributions ($0.36 per share)	-	-	-	-	-	-	-	-	(8,965)	(11,703)	(20,668)
Purchase of Treasury Stock	-	-	-	-	-	-	(2,756)	186,571	-	-	(2,756)
Net Income	-	-	-	-	-	-	-	-	1,700	3,097	4,797
Balance at December 31, 2022	$-	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087

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

We were incorporated on May 26, 2021 as a Delaware corporation and were formed to serve as the issuer in an initial public offering of equity (the “IPO”). Concurrent with the completion of the IPO, we became the new parent holding company of Solaris LLC, a Delaware limited liability company.

As a holding company, our principal asset is a membership interest in Solaris LLC. As the sole managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris, LLC, and through Solaris LLC and its subsidiaries, conduct its business. We consolidate the financial results of Solaris LLC and report noncontrolling interests related to the portion of Solaris LLC units not owned by us.

Initial Public Offering

On October 21, 2021, we announced the pricing of our IPO of 17,650,000 shares of Class A common stock at a price to the public of $13.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,647,500 shares of our Class A common stock at the public offering price, less underwriting discounts and commissions. On October 22, 2021, the underwriters fully exercised such option to purchase an additional 2,647,500 shares of Class A common stock. The IPO, including the underwriters’ option, closed on October 26, 2021.

The closing of the IPO, including the underwriters’ option, resulted in net proceeds of approximately $246.4 million, after deducting underwriting discounts and commissions and other issuance costs. We contributed all of the net IPO proceeds to Solaris LLC in exchange for a single class of units in Solaris LLC and shares of our Class B common stock. Solaris LLC distributed approximately $213.2 million of the net proceeds to the Legacy Owners of Solaris LLC units and retained the remaining $33.2 million of the net proceeds for general corporate purposes, which included capital expenditures, working capital and acquisitions and strategic transactions.

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

Redemption Rights

Following the IPO, under the Solaris LLC Agreement, Legacy Owners of Solaris LLC units, subject to certain limitations, have the right, pursuant to a redemption right, to cause Solaris LLC to acquire all or a portion of their Solaris LLC units for, at Solaris LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Solaris LLC unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications or (y) an equivalent amount of cash. Alternatively, upon the exercise of the redemption right, we have the right, pursuant to a call right, to acquire each tendered Solaris LLC unit directly from the Legacy Owner for, at our election, (x) one share of Class A common stock or (y) an equivalent amount of cash.

On December 6, 2021, 1,486,396 Solaris LLC units were converted (together with an equal number of shares of our Class B common stock) into shares of our Class A common stock. During the year ended December 31, 2022, 4,140,585 Solaris LLC units were converted (together with an equal number of shares of our Class B common stock) into shares of our Class A common stock. As of December 31, 2022, we own approximately 52% of Solaris LLC. On March 1, 2023, an additional 20,953 Solaris LLC units were converted (together with an equal number of shares of our Class B common stock) into shares of our Class A common stock.

Corporate Reorganization

The transactions described above (altogether, the “Corporate Reorganization”), have been accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognize the assets and liabilities received in the Corporate Reorganization at their historical carrying amounts, as reflected in the historical financial statements of Solaris LLC.

2.Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

All dollar amounts, except per share/unit amounts, in the financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

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

Noncontrolling Interests

Our consolidated financial statements include noncontrolling interests related to the portion of Solaris LLC units not held by Aris Inc.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these consolidated financial statements and disclosures of contingencies. These critical estimates include, among others, determining the fair values of assets acquired, liabilities assumed, and/or contingent consideration paid in acquisitions or nonmonetary exchanges or disposed through sale, determining the fair value and related impairment of assets held for sale, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets, and the liability associated with our Tax Receivable Agreement (“TRA”) liability.

Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Reclassification of Prior Year Presentation

Certain 2021 and 2020 amounts have been reclassified for consistency with the 2022 presentation. These reclassifications had no effect on the reported results of operations.

Cash

We place our cash with financial institutions that are insured by the Federal Deposit Insurance Corporation; however, we maintain deposits in banks which exceed the amount of deposit insurance available. Management routinely assesses the financial condition of the institutions and believes that any possible credit loss would be minimal.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for credit losses. Accounts receivable are generally due within 60 days or less. Management determines the measurement of all expected credit losses for accounts receivable held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2022 and 2021, the allowance for credit losses totaled $0.3 million and $0.2 million, respectively.

Revenue Recognition

We generate revenue by providing services related to our Produced Water Handling and Water Solutions businesses. The services related to produced water handling are fee-based arrangements and are based on the volume of water that flows through our systems and facilities. Services related to water solutions, including the sales of recycled produced water and groundwater, are priced based on negotiated rates with the customer.

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

For some contracts, we are entitled to shortfall payments if a customer does not deliver a contractually minimum volume of water for handling over a certain period. In these cases, we recognize volumes and the revenue for the difference between the physical volumes handled and the contractual minimum. Moreover, some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time. We had long-term deferred revenue liabilities of none and $1.2 million related to these contracts as of December 31, 2022 and 2021, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, or at fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful service lives of the assets, as noted below:

Pipelines	30-50	years
Wells, Facilities, Water Ponds	25-30	years
Machinery and Equipment	15	years
Vehicles, Computers and Office Furniture	5-10	years

All costs necessary to place an asset into operation are capitalized. Maintenance and repairs are expensed when incurred. Upgrades and enhancements that substantially extend the useful lives of the assets are capitalized. When property is abandoned, retired or otherwise disposed of, the cost and accumulated depreciation are removed from appropriate accounts and any gain or loss is included in earnings. Costs incurred for construction of facilities and related equipment and pipelines are included in construction in progress. Direct project costs on potential future projects are capitalized and included in construction in progress. These costs generally relate to acquiring the appropriate permits, rights-of-way and other related expenditures necessary prior to construction. No depreciation is recorded for these assets as they have not been placed in operation. See Note 5. Property, Plant and Equipment.

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

Asset Retirement Obligations

Our ARO relate primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. The fair value of a liability for an ARO is recognized in the period in which it is incurred. These obligations are those for which we have a legal obligation for settlement. The fair value of the liability is added to the carrying amount of the associated asset. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates, credit-adjusted risk-free rate, and facilities lives. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent adjustments in the cost estimate are reflected as revisions to the liability and the amounts continue to be amortized over the useful life of the related asset. See Note 7. Asset Retirement Obligations.

Definite-Lived Intangible Assets

Substantially all of our intangible assets are related to customer contracts that were acquired in connection with previous acquisitions. Amortization of these assets is based primarily on the percentage of discounted cash flows expected to occur over the lives of the contracts. See Note 6. Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but instead is tested for impairment on an annual basis, or when events or changes in circumstances indicate the fair value of the reporting unit may have been reduced below its carrying value. For our reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, management concludes that no impairment has occurred and further testing is not required. If the fair value of the reporting unit (including goodwill) is less than its carrying value, goodwill is considered to be impaired and the goodwill balance is reduced by the difference between the fair value and the carrying value of the reporting unit.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we use in the annual goodwill impairment assessment include market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. We have not recognized any goodwill impairment associated with any of our acquisitions.

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

Fair Value on a Non-Recurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets acquired and liabilities assumed in a business combination, shares/units granted in acquisitions, and the initial recognition of ARO, for which fair value is used. These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods.

ARO estimates are derived from historical data as well as management’s expectation of future cost environments, scope of work and other unobservable inputs. As there is no corroborating market activity to support the assumptions used, management has designated these measurements as Level 3.

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

Fair value information regarding our debt is as follows:

(in thousands)	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$398,828	$400,000	$424,000
Credit Facility	$35,000	$35,000	$—	$—

The carrying values of our financial instruments, consisting of cash, accounts receivable, and accounts payable, approximate their fair values due to the short maturity of such instruments.

Treasury Stock

Purchase of treasury stock represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan (“2021 Plan”). We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in shareholders’ equity in the consolidated balance sheets.

Transaction Costs

Transaction costs are comprised of acquisition related expenses and/or expenses incurred as part of our capital restructuring activities and are included in other operating expense. Transaction costs associated with the IPO are netted against IPO proceeds, as a component of equity.

Research and Development Expense

Research and development costs are expensed as incurred.

TRA Liability

We update our accrual for the TRA liability on a quarterly basis, based on current period conversions of Solaris LLC units, current estimates of taxable income and current income tax rates in effect at the time of the accrual. See Note 8. TRA Liability.

Income Taxes

Income tax expense (benefit) included in our consolidated statements of operations for the years ended December 31, 2022 and 2021 is calculated based only on our allocable share of income (loss) of Solaris LLC, which is taxed as a partnership. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Our policy is to recognize accrued interest and penalties related to uncertain tax positions in other expense in the consolidated statements of operations. At December 31, 2022 and 2021, there were no liabilities recorded for payment of interest and penalties associated with uncertain tax positions. See Note 12. Income Taxes.

Stock-Based Compensation

Restricted stock and restricted stock units (collectively “RSUs”) and performance-based restricted stock units (“PSUs”) issued to employees and directors are recorded on grant-date at fair value. Expense is recognized on a straight-line basis over the employee’s and director’s requisite service period (generally the vesting period of the award) as either operating expense or general and administrative expense in the consolidated statements of operations. We have elected to account for forfeitures as they occur (e.g., when an employee or director leaves the Company). Therefore, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition will be reversed in the period of the forfeiture. See Note 16. Stock-Based Compensation.

Earnings Per Share Attributable to Aris Inc.

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

All net earnings (loss) for the Predecessor period from January 1, 2021 to October 26, 2021 and for the year ended December 31, 2020 were entirely allocable to Predecessor shareholders and non-controlling interest. See Note 15. Earnings Per Share.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or, if not, but the transaction does not include a significant process (does not meet the definition of a business), the transaction is recorded as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values and no goodwill is recorded. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any non-controlling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill. See Note 4. Acquisitions.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of our operations to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded, on an undiscounted basis, when environmental costs are probable and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. See Note 14. Commitments and Contingencies.

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

Recently Adopted Accounting Pronouncements

Leases. Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) No. 2016-02: Leases and its subsequent amendments (collectively, “ASC Topic 842”). ASC Topic 842 supersedes prior accounting guidance for leases and requires, among other things, lessees to recognize substantially all right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Certain practical expedients are allowed for leases with terms of 12 months or less. ASC Topic 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Our adoption and implementation of ASC Topic 842 as of January 1, 2022 resulted in the recognition of ROU assets of $7.9 million and lease liabilities of $7.3 million.

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

Our accounting policy for leases is as follows:

We determine whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains an operating or financing lease, at the commencement date, we record an ROU asset and a corresponding lease liability based on the present value of the minimum lease payments.

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

See Note 10. Leases.

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

Goodwill. In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted the standard effective January 1, 2022.

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

3.Additional Financial Statement Information

Balance Sheet Other Balance Sheet information is as follows:

(in thousands)	December 31,
	2022	2021
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$3,600	$3,099
Reimbursable Projects and Other	754	1,027
Total Other Receivables	$4,354	$4,126

Prepaids and Deposits
Prepaid Insurance and Other	$5,744	$5,953
Deposits	61	90
Total Prepaids and Deposits	$5,805	$6,043

Accrued and Other Current Liabilities
Accrued Operating Expense	$28,877	$17,774
Accrued Capital Costs	16,161	4,603
Accrued Interest	8,262	7,625
Accrued Compensation	4,809	4,551
Dividends and Distributions Payable	52	3,847
Lease Liabilities	1,176	—
Asset Retirement Obligation	2,242	—
Other	3,832	2,064
Total Accrued and Other Current Liabilities	$65,411	$40,464

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$7,719	$—
Contingent Consideration Liability	2,702	—
Other	—	1,336
Total Other Long-Term Liabilities	$10,421	$1,336

Statement of Operations Other Statement of Operations information is as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Depreciation, Amortization and Accretion
Depreciation - Property, Plant and Equipment	$30,254	$27,880	$23,388
Amortization - Intangible Assets	36,735	32,605	20,413
Accretion of Asset Retirement Obligations	535	282	226
Total Depreciation, Amortization and Accretion	$67,524	$60,767	$44,027

Other Operating Expense
Loss (Gain) on Disposal of Asset, Net	$478	$275	$133
Transaction Costs	1,520	335	3,389
Abandoned Projects (1)	72	2,047	2,125
Other	142	—	—
Total Other Operating Expense	$2,212	$2,657	$5,647

Interest Expense, Net
Interest on Debt Instruments	$31,609	$26,221	$10,711
Amortization of Financing Costs	2,440	2,043	783
Total Interest Expense	34,049	28,264	11,494
Less: Capitalized Interest	(4,864)	(2,791)	(3,820)
Total Interest Expense, Net	$29,185	$25,473	$7,674

(1)	Abandoned projects expense is related primarily to expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

Significant Customers

Customers that comprised more than 10% of our total revenue are as follows:

	Year Ended December 31,
	2022	2021		2020
ConocoPhillips	34%	46%		38%
Mewbourne Oil Company	12%	**	%	** %
Chevron U.S.A. Inc.	11%	**	%	** %
Oxy USA Inc.	** %	10%		15%
XTO Energy Inc.	** %	**	%	10%

**	Revenue was less than 10% of total revenue.

As of December 31, 2022, ConocoPhillips accounted for 36% and Mewbourne Oil Company accounted for 11% of accounts receivable. As of December 31, 2021, ConocoPhillips accounted for 37%, Chevron U.S.A. Inc. accounted for 11% and Marathon Oil Corporation accounted for 10% of accounts receivable.

Supplemental Non-Cash Disclosure

Significant non-cash activity for the years ended December 31, 2022, 2021 and 2020 is discussed in the following locations:

Non-Cash Item	Location

Cash Paid for Interest	Consolidated Statements of Cash Flows
Cash Paid for Income Taxes	Consolidated Statements of Cash Flows
Non-Cash Investing and Financing Activities
Accretion and Dividend Related to Redeemable Preferred Units	Consolidated Statements of Stockholders' and Members' Equity
Shares of Class A Common Stock Issued in Acquisition	Note 4. Acquisitions
Accrued Additions to Property, Plant and Equipment	Note 5. Property, Plant and Equipment
Asset Retirement Obligations	Note 7. Asset Retirement Obligations
Increase in TRA Liability Related to Share Redemption	Note 8. TRA Liability
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	Note 10. Leases

4.Acquisitions

Delaware Energy Asset Acquisition

On August 1, 2022, we acquired from Delaware Energy, LLC certain produced water handling facilities and associated gathering lines in Lea County and Eddy County, New Mexico. In connection with the closing and as consideration for the assets, we issued to the seller 3,365,907 shares of our Class A common stock and included volumetric-based contingent consideration. We estimated the fair value of the contingent consideration using a discounted cash flow model based on estimated royalty payments to be made over a five-year contractual period. Allocation of the purchase price to the acquired assets was based on relative fair values.

The following table sets forth our purchase price allocation:

(in thousands, except share and per share amounts)
Equity Consideration
Number of Class A Shares Issued	3,365,907
Fair Value Per Share on Transaction Closing Date	$21.16
Total Fair Value of Equity Consideration	$71,223
Fair Value of Contingent Consideration (1)	3,899
Total Fair Value of Consideration	$75,122

Purchase Price Allocation
Produced Water Handling Facilities	$72,736
Gathering Systems and Pipelines	2,716
Total Fair Value of Property Acquired	75,452
Less: ARO Liabilities Assumed	(330)
Total Purchase Price Allocation	$75,122
(1)	As of December 31, 2022, liabilities for contingent consideration of $1.3 million and $2.7 million are included in accrued and other current liabilities and other long-term liabilities, respectively.

Contemporaneously with the issuance of the shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc.

Water Standard Asset Acquisition

In October 2022, we acquired certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard Management (US), Inc. (“Water Standard”) that will support and accelerate the advanced treatment and beneficial reuse of produced water in the Permian Basin. In connection with the closing and as consideration for the assets, we issued the seller 85,193 shares of our Class A common stock, which was valued on the acquisition date at $16.16 per share for total equity consideration of $1.4 million. We also paid the seller $1.2 million in cash for total consideration of $2.6 million. Contemporaneously with the issuance of the shares of Class A common stock, Solaris LLC issued 85,193 Solaris LLC units to Aris Inc.

Other Asset Acquisitions During the Year Ended December 31, 2022

During the second half of 2022, we purchased six ponds from ConocoPhillips, a related party, for a cash purchase price of $3.9 million.

Concho Lea County Acquisition

On June 11, 2020, we acquired certain produced water handling, transportation and water disposal assets in Lea County, New Mexico (the “Lea County Acquisition”) from a wholly-owned subsidiary of Concho.

The following table sets forth our purchase price allocation:

(in thousands)
Fair Value of Consideration
Class A Units Issued to Seller	$77,602
Redeemable Preferred Units Issued to Seller	71,974
Total Consideration	$149,576

Fair Value of Assets Acquired and Liabilities Assumed
Property, Plant and Equipment - Water Handling Facilities	$18,566
Property, Plant and Equipment - Pipelines (including right of way)	33,897
Intangible Assets - Contracts	90,300
Asset Retirement Obligations	(776)
Total Assets Acquired	$141,987
Goodwill	7,589

During the year ended December 31, 2020, we recorded revenue and earnings of $4.0 million and $1.5 million, respectively, associated with the Concho Lea County Acquisition in the consolidated statement of operations. We incurred $1.6 million of acquisition-related costs, which are included in other operating expense in 2020.

5.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	December 31,
	2022	2021
Wells, Facilities, Water Ponds, and Related Equipment	$437,894	$329,935
Pipelines	363,577	327,140
Land	463	2,063
Vehicles, Equipment, Computers and Office Furniture	20,219	17,359
Assets Subject to Depreciation	822,153	676,497
Projects and Construction in Progress	85,631	24,259
Total Property, Plant and Equipment	907,784	700,756
Accumulated Depreciation	(88,681)	(67,749)
Total Property, Plant and Equipment, Net	$819,103	$633,007

Depreciation expense totaled $30.3 million, $27.9 million, and $23.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. PP&E cash expenditures totaled $146.5 million, $74.7 million, and $139.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued PP&E additions totaled $26.4 million, $5.5 million, and $13.2 million at December 31, 2022, 2021, and 2020, respectively.

Asset Exchanges

During the year ended December 31, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Asset Disposals

During the first quarter of 2022, management committed to a plan to sell certain assets located in the Midland Basin and determined that these assets met all the criteria for classification as assets held for sale. These assets were re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense of $15.6 million during the first quarter of 2022. We estimated the fair value of the assets using indicative bids, which were representative of a Level 2 fair value measurement, and we ceased recording depreciation on the assets. During the third quarter of 2022, we closed the sale of these assets for proceeds of $7.4 million and recorded a gain of $0.1 million.

For the year ended December 31, 2022, we disposed of other assets. We received $7.3 million in cash and recognized a de minimis gain on disposal of assets. The asset cost and accumulated depreciation related to these assets were $8.0 million and $0.8 million, respectively, at the time of disposal.

For the year ended December 31, 2021, we recognized a loss on disposal of assets of $0.2 million. The asset cost and accumulated depreciation related to these assets were $0.8 million and $0.3 million, respectively, at the time of disposal, and the salvage value received was $0.3 million.

For the year ended December 31, 2020, we recognized a loss on disposal of assets of $0.1 million. The asset cost and accumulated depreciation related to these assets were $0.4 million and $0.2 million, respectively, at the time of disposal, and the salvage value received was $0.1 million.

Abandoned Assets

In June 2022, management determined that two previously acquired saltwater disposal (“SWD”) wells were no longer economically beneficial to the operations of the Company due to required workover costs and determined that the SWD wells should be shut-in and taken out of service. Accordingly, we removed the cost and the associated accumulated depreciation and recognized a charge of $4.2 million for the remaining book value of the SWD wells.

In late second quarter 2022, management removed the cost of a SWD well that was under construction in Texas. The well had encountered technical difficulties during the drilling phase and progress on the well ceased. Management’s evaluation of the well determined that abandoning the asset was the most prudent course of action. Accordingly, we removed the cost of the asset and recognized a charge of $1.6 million.

In the third quarter of 2022, we recognized a charge of $9.2 million related to a stand-alone SWD well that has been taken out of service.

In the fourth quarter of 2022, we commenced the retirement work on several SWD wells that had previously been taken out of service and had their cost removed. In connection with this work, we revised the asset retirement obligation related to these SWD wells to reflect the estimated cost of the retirement work. The resulting charge of $1.1 million was recorded to abandoned well costs.

In late third quarter 2021, management completed its evaluation of the performance of a SWD well, located in Eddy County, New Mexico and concluded that the well should be shut-in and taken out of service. We drilled this well in the second quarter of 2017 and encountered technical difficulties requiring significant incremental capital expenditure. The asset was put into service in May of 2018. During July 2021, we re-entered the well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action as the well is unable to remain in service in its current condition. Accordingly, we removed the cost and the associated accumulated depreciation and recognized a charge of $28.5 million for the remaining net book value of the well.

Asset Impairment

In addition to the impairment loss on assets disposed of during the year ended December 31, 2022, noted above, we recognized a loss on impairment of assets of $0.1 million, $1.6 million, $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in abandoned projects expense. In 2021, the asset cost and accumulated depreciation related to these assets was $1.6 million and $0, respectively at the time of impairment. In 2020, the asset cost and accumulated depreciation related to these assets was $1.0 million and $0, respectively at the time of impairment.

6.Intangible Assets

All our intangible assets are subject to amortization and substantially all are related to customer contracts acquired through acquisitions. The components of the intangible assets are as follows:

(in thousands)	December 31,
	2022	2021
Gross Value	$366,683	$365,032
Accumulated Amortization	(96,838)	(60,102)
Net Carrying Value	$269,845	$304,930

Substantially all the net carrying value of our intangible assets is attributable to contracts that expire in 2035. The table below shows the expected amortization of intangibles as of December 31, 2022:

(in thousands)	Amount
2023	$37,569
2024	37,053
2025	35,215
2026	32,123
2027	27,893
Thereafter	99,992

Amortization expense totaled $36.7 million, $32.6 million, and $20.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.Asset Retirement Obligations

Our ARO are related primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. A reconciliation of the changes in ARO is as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Asset Retirement Obligations, Beginning Balance	$6,158	$5,291
Liabilities Incurred	1,085	585
Liabilities Incurred on Acquisition	459	—
Accretion Expense	535	282
Reduction for Assets Sold	(272)	—
Liabilities Settled	(368)	—
Revision of Estimates	12,188	—
Asset Retirement Obligations, Ending Balance	$19,785	$6,158

Revision of estimates for the year ended December 31, 2022 related to increases in expected future scope of work and higher costs.

8.TRA Liability

At the closing of the IPO, we entered into a Tax Receivable Agreement, or TRA, with the Legacy Owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”). The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings.

A reconciliation of the changes in the TRA liability is as follows:

(in thousands)	Year Ended December 31,
	2022	2021
TRA Liability, Beginning Balance	$75,564	$—
Establish Liability at IPO and Exchange of LLC Units for Class A Shares	—	75,564
Increase in TRA Liability Related to Share Redemption	23,970	—
Adjustments Reflected in 2021 Federal Income Tax Return	(1,554)	—
TRA Liability, Ending Balance	$97,980	$75,564

The calculation of the TRA liability is complex and data-intensive due to: 1) the intricacy of the provisions of the TRA; 2) historical tax data with asset step-ups in connection with previous acquisitions and/or equity offerings; 3) the need to make assumptions and allocations on an asset by asset basis for both the historical tax basis and the step-up tax basis due to transactions; 4) the need to identify the underlying attributes associated with numerous individual TRA Holders’ accounts in order to complete specific Legacy Owner calculations; and 5) various tax elections that can be made upon the filing of our tax returns.

Therefore, the balance of the TRA liability resulting from IPO and the subsequent conversions of Solaris LLC units to Class A common stock, which were recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings for the 2022 tax year to be made later in 2023. Any change in the balance of the TRA liability related to the IPO and subsequent conversions of Solaris LLC units to Class A common stock will be recorded as an adjustment to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future conversions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to additional paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

We estimate if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2022, the TRA liability would be approximately $240.4 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2022, we estimate the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $159.0 million, discounted. The amount of this liability for a change of control can be significantly impacted by the closing price of our Class A shares on the applicable exchange date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

9.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	December 31,
	2022	2021
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility	35,000	—
Total Long-Term Debt	435,000	400,000
Less: Unamortized Debt Issuance Costs	(6,079)	(7,949)
Total Long-Term Debt, Net of Debt Issuance Costs	$428,921	$392,051

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

As of December 31, 2022 and 2021, certain of these redemption prices are subject to increase if we fail to satisfy the Sustainability Performance Target (as defined in the indenture governing the Notes and referred to herein as “SPT”) and provide notice of such satisfaction to the trustee. From and including the interest period ending on October 1, 2023, the interest rate shall be increased by 25 basis points to 7.875% per annum unless we notify the trustee for the Notes at least 30 days prior to October 1, 2023 that, for the year ending December 31, 2022: (i) the SPT has been satisfied and (ii) the satisfaction of the SPT has been confirmed in accordance with customary procedures.

Credit Facility

Concurrent with the Notes offering in April 2021, we entered into an amended and restated credit agreement (the “Restated Credit Agreement”) to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) provide for a $75.0 million incremental revolving facility, which shall be on the same terms as under the Credit Facility, (v) annualize EBITDA for 2021 for the purpose of covenant calculations for 2021, (vi) amend the leverage ratio covenant to comprise of a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00 to 1.00, for the third quarter of 2021 to 4.75 to 1.00, and thereafter to 4.50 to 1.00 and (viii) add a secured leverage covenant of 2.50 to 1.00.

The Credit Facility provides for, at our option:

(i)	Base rate borrowings that bear interest at the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) LIBOR plus 1%; plus a margin that ranges from 175 basis points to 275 basis points, depending upon our leverage ratio; or

(ii)	Eurodollar borrowings that bear interest at the lesser of (i) LIBOR plus a margin that ranges from 275 basis points to 375 basis points, depending upon our leverage ratio;

(iii)	Plus commitment fee rates that range from 37.5 basis points to 50.0 basis points, depending upon our leverage ratio.

We incurred $1.4 million of expenses in 2021 to refinance the Credit Facility that is included in other long- term assets. We accounted for the Restated Credit Agreement as a debt modification and recognized a loss of $0.4 million in April 2021.

As of December 31, 2022, we had $35.0 million of outstanding borrowings under the Credit Facility at a weighted average interest rate of 6.967%. We also had $0.15 million in letters of credit outstanding and $164.85 million in revolving commitments available.

The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of December 31, 2022, we were in compliance with all covenants contained in the Credit Facility.

10. Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)	Classification	December 31, 2022
Assets
Right-of-Use Assets	Consolidated Balance Sheet	$9,135

Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,176
Noncurrent Lease Liabilities	Other Long-Term Liabilities	7,719

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

Year Ended
December 31,
(in thousands)	2022
Direct Operating Costs	$969
General and Administrative	700
Total Lease Cost	$1,669

Short-term Leases

Our short-term lease cost, which consisted primarily of field equipment rentals, totaled $11.1 million for the year ended December 31, 2022.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

Year Ended
December 31,
(in thousands)	2022
Cash Paid for Amounts Included in Lease Liabilities	$1,282
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, net	2,639

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

December 31, 2022
Weighted Average Remaining Lease Term (Years)	6.6
Weighted Average Discount Rate	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at December 31, 2022:

(in thousands)
2023	$1,290
2024	1,206
2025	952
2026	671
2027	1,597
Thereafter	4,250
Total Lease Payments	9,966
Less: Interest	(1,071)
Present Value of Lease Liabilities	$8,895

Future Minimum Lease Commitments

Future minimum lease commitments under non-cancellable leases at December 31, 2021 were as follows:

(in thousands)
2022	$824
2023	638
2024	622
2025	514
2026	438
Thereafter	816
Total	$3,852

Leases That Have Not Yet Commenced

During the fourth quarter of 2022, we entered into an additional operating lease for office space. We anticipate that this lease will commence during 2023. Undiscounted future lease payments of $10.1 million will be included in the determination of the right-of-use asset and lease liability upon lease commencement.

11.Redeemable Preferred Units

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

Concurrent with the closing of the Notes discussed in Note 9. Long-Term Debt, we repaid and redeemed all outstanding Preferred Units on April 1, 2021 for cash of $74.4 million.

12.Income Taxes

Income (Loss) Before Income Taxes

Our income (loss) before income taxes is comprised of the following:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Domestic	$5,321	$(6,711)	$30
Foreign	-	-	-
Total	$5,321	$(6,711)	$30

The income (loss) before income taxes above includes the pre- and post-IPO periods during the year ended December 31, 2021. Prior to the IPO, Solaris LLC was structured as a partnership and, therefore, was subject to certain limited liability corporation entity-level taxes, but generally not subject to U.S. federal income taxes. As part of the Corporate Reorganization, Aris Inc. was created as a C Corporation and is now subject to U.S. federal and state taxes. See Note 1. Organization and Background of Business.

Income Tax Provision

The income tax provision consists of the following:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Current Income Tax Expense (Benefit)
Federal	$1	$-	$-
State	57	(81)	23
Total Current Income Tax Expense (Benefit)	58	(81)	23

Deferred Income Tax Expense
Federal	410	323	-
State	56	56	-
Total Deferred Income Tax Expense	466	379	-
Total Income Tax Expense	$524	$298	$23

Effective Tax Rate (“ETR”)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is comprised of the following:

(in thousands, except percentages)	Year Ended December 31,
	2022		2021		2020 (1)
	$	%	$	%	$	%
Statutory Rate Applied to Income (Loss) Before Taxes	$1,117	21.0%	$(1,409)	21.0%	$-	-%
Effect of
State Taxes, Net of Federal Benefit	113	2.1%	45	(0.7)%	-	-
Noncontrolling Interests	(617)	(11.6)%	(464)	6.9%	-	-
Return to Provision	(259)	(4.9)%	-	-%	-	-
Pre-IPO Non-taxable/Deductible Income	-	-%	2,186	(32.5)%	-	-
Texas Tax Payable Write-off	-	-%	(81)	1.2%	-	-
Other	170	3.2%	21	(0.3)%	-	-
Total Effective Tax Rate	$524	9.8%	$298	(4.4)%	$-	-%

(1)	Prior to the IPO, Solaris LLC was structured as a partnership and, therefore, was generally not subject to U.S. federal income taxes.

The total effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 9.8%, (4.4)%, and 0.0%, respectively.

For the year ended December 31, 2022, the difference between the U.S. federal statutory tax rate and the total effective tax rate was due primarily to the impact of the noncontrolling interests.

For the year ended December 31, 2021, the difference between the U.S. federal statutory tax rate and the total effective tax rate was due primarily to the organizational structure discussed above whereby the U.S. income (loss) flowed through to partners. The most significant items impacting the effective tax rate included the non-controlling interest and the non-deductible pre-IPO loss.

As part of the Corporate Reorganization, Aris, Inc. acquired an ownership interest in Solaris LLC and its subsidiaries. Solaris LLC is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. Any taxable income or loss generated by Solaris LLC, after Aris Inc.'s acquisition of its portion of Solaris LLC, is passed through and included in the taxable income or loss of its members, including Aris Inc., in accordance with the terms of the Solaris LLC operating agreement. Aris Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Solaris LLC. As Solaris LLC and its subsidiaries are consolidated in our financial statements, we remove U.S. pre-tax book income (loss) not attributable to Aris Inc. which resulted in a decrease to the tax benefit of none and $2.2 million for the pre-IPO loss for the years ended December 31, 2022 and 2021, respectively, and an increase to the benefit of $0.6 million and $0.5 million for the noncontrolling interests for the years ended December 31, 2022 and 2021, respectively.

Deferred Tax Assets and Liabilities

The tax effects of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2022 and 2021 are as follows:

(in thousands)	December 31,
	2022	2021
Deferred Income Tax Assets
Net Operating Losses	$79,725	$67,769
Other	3,696	-
Total Deferred Income Tax Assets	83,421	67,769
Valuation Allowance	(608)	(608)
Net Deferred Income Tax Assets	82,813	67,161
Deferred Income Tax Liabilities
Investment in Partnership	(52,389)	(47,228)
Total Deferred Income Tax Liabilities	(52,389)	(47,228)
Net Deferred Income Tax Asset	$30,424	$19,933

The net deferred income tax asset at December 31, 2022 is comprised of total deferred income tax assets net of valuation allowance of $82.8 million, related primarily to net operating losses (“NOLs”), offset by a deferred income tax liability of $52.4 million pertaining to investment in partnership.

The net deferred income tax asset at December 31, 2021 is comprised of total deferred income tax assets net of valuation allowance of $67.2 million, related primarily to NOLs, offset by a deferred income tax liability of $47.2 million pertaining to investment in partnership. The initial recognition of the deferred income tax asset was recorded as an increase to additional paid-in capital on the date of IPO and subsequent conversion of Solaris LLC units as a result of the Corporate Reorganization.

At December 31, 2022, we had unused federal NOL carryforwards for federal income tax purposes of approximately $330.0 million, which can be carried forward indefinitely, and $1.4 million, which expire from 2037 through 2038 and may be used to offset future taxable income. In addition, we had unused NOL carryforwards for state income tax purposes of approximately $190.7 million, which can be carried forward indefinitely, and $13.0 million, which expire from 2038 through 2040. All deferred tax assets are evaluated using positive and negative evidence as to their future realization.

As of December 31, 2022, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this, we have provided a valuation allowance of $0.6 million on the deferred tax assets related to these state NOL carryforwards.

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

Other

Our predecessor, Solaris LLC, is a Delaware limited liability company treated as a partnership for federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during periods prior to the IPO. Solaris LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including Aris Inc., and except for Texas franchise tax, any taxable income of Solaris LLC is reported in the respective tax returns of its members.

Management evaluates uncertain tax positions for recognition and measurement in the financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2022, we have no significant uncertain tax positions.

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2018 through 2022.

Solaris LLC is subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expense related to Texas margin tax was immaterial for the years ended December 31, 2022 and 2021. Solaris LLC is also subject to New Mexico corporate income and franchise taxes.

13.Stockholders’ and Members’ Equity

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

Members’ Equity

Prior to the amendment and restatement of the Solaris LLC agreement, Solaris LLC’s operations were governed by the provisions of a limited liability company agreement that set forth the rights and obligations of each class of membership interest. Solaris LLC previously had four classes of membership units outstanding – Class A, B, C, and D. Allocations of net income and loss were made to the members based on a hypothetical liquidation. As part of the IPO, all classes of Solaris LLC membership units were consolidated into a single class of unit. See also Note 1. Organization and Background of Business.

Redemptions

During the year ended December 31, 2022, a total of 4,140,585 Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

For each quarter of the year ended December 31, 2022, our Board of Directors declared a dividend of $0.09 per share on our Class A common stock. The dividends, totaling $9.0 million, were paid during 2022. In conjunction with the dividend payments, distributions of $0.09 per unit were paid to unit holders of Solaris LLC curing each quarter. Distributions totaled $11.7 million.

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

On March 3, 2023, we announced that our Board of Directors had declared a dividend on our Class A common stock for the first quarter of 2023 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 29, 2023 to holders of record of our Class A common stock as of the close of business on March 17, 2023. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

14.Commitments and Contingencies

In the normal course of business, we are subject to various claims, legal actions, contract negotiations and disputes. We provide for losses, if any, in the period in which they become probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying financial statements.

Additionally, we are party to a guarantee related to a lease agreement with Solaris Energy Management, LLC (“SEM”), a related party of the Company, for the rental of office space at our corporate headquarters. As of December 31, 2022, our share of SEM’s future commitment is included in our lease liabilities. See Note 10. Leases and Note 17. Related Party Transactions.

Other Commitments

In the normal course of business, we enter short-term purchase obligations for products and services, related primarily to purchases of pipe, pumps and other components.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting our water operations. These agreements do not meet the definition of a lease under ASC Topic 842.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. The contract has a term that ends in May 2025.

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place as of December 31, 2022:

(in thousands)
	2023	2024	2025	2026	2027		Thereafter	Total
Purchase Obligations and Commitments	$40,841	$-	$-	$-	$-		$-	$40,841
Surface Use and Compensation Agreements	8,680	9,793	10,555	11,300	1,350		3,100	44,778
Fixed Price Power Purchase Contract	2,737	2,757	1,026	-	-		-	6,520
Total	$52,258	$12,550	$11,581	$11,300	$1,350	-	$3,100	$92,139

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the years ended December 31, 2022, 2021 and 2020, we recognized $3.0 million, $3.1 million, and $6.5 million of expenses, respectively, related to environmental matters that were recorded in direct operating costs. We also accrued $3.6 million and $3.1 million of insurance proceeds receivable at December 31, 2022 and 2021 that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

15.Earnings Per Share

Net Income Per Share

Basic and diluted net income per share attributable to our Class A common stock is computed by dividing net income attributable to Aris Water Solutions, Inc. for periods subsequent to the IPO by the weighted average number of shares of Class A common stock outstanding for the same period, including RSUs, which receive nonforfeitable dividends. Shares issued during the period are weighted for the portion of the period in which the shares were outstanding.

Prior to the IPO, Solaris LLC’s capital structure included Class A, Class B, Class C, and Class D units. We determined that the presentation of net income (loss) per unit for the period prior to the IPO would not be meaningful due to the significant impact of the Corporate Reorganization on the capital structure at IPO date. Therefore, net income (loss) per unit information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

(in thousands, except for share and per share amounts)	Year Ended December 31, 2022	Period of October 26 ̶ December 31, 2021
Net Income Attributable to Stockholders' Equity	$4,797	$3,321
Less: Net Income Attributable to Noncontrolling Interests	(3,097)	(2,209)
Net Income Attributable to Aris Water Solutions, Inc.	1,700	1,112
Dividends for Participating Securities (1)	(686)	-
Basic Net Income Attributable to Aris Water Solutions, Inc.	$1,014	$1,112
Reallocation of Participating Net Income (Loss)	-	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$1,014	$1,112

Basic Weighted Average Shares Outstanding	24,070,934	20,888,675
Dilutive Performance-Based Stock Units	75,281	-
Dilutive Weighted Average Shares Outstanding	24,146,215	20,888,675

Basic Net Income Per Share of Class A Common Stock	$0.04	$0.05
Diluted Net Income Per Share of Class A Common Stock	$0.04	$0.05

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 30,929,045 shares of Class B common stock and 4,771 PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2022.

A total of 31,716,104 shares of Class B common stock were determined to be anti-dilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the period October 26 through December 31, 2021.

16.Stock-Based Compensation and Other Compensation Plans

2021 Equity Incentive Plan

In connection with the IPO, our Board of Directors adopted the 2021 Plan. The 2021 Plan allows for the grant of stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights (SARs), alone or in conjunction with other awards; restricted stock and restricted stock units (RSUs); incentive bonuses, which may be paid in cash, stock, or a combination thereof; and other stock-based awards. We refer to these collectively herein as Awards.

The 2021 Plan is administered by our compensation committee, or such other committee designated by our Board of Directors to administer the plan.

The maximum number of shares of Class A common stock that may be issued under the 2021 Plan will not exceed 5,350,000 shares (the “Share Pool”), subject to certain adjustments in the event of a change in our capitalization.

Restricted Stock and Restricted Stock Units

RSU activity was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,439,029	$12.68
Granted	714,559	15.06
Forfeited	(159,722)	13.98
Vested	(676,794)	14.18
Outstanding at December 31, 2022	1,317,072	$13.78

The RSUs granted generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. The grant date fair value of the awards was determined using the Company’s closing stock price on the last business day prior to the date of grant. Unvested shares of restricted stock and RSUs participate in nonforfeitable dividends or distributions with the common equity holders of the Company.

The total fair value of RSUs that vested during 2022 was $9.8 million. The weighted average grant date fair value of RSUs granted during 2021 was $12.68 per share.

As of December 31, 2022, $15.1 million of compensation cost related to all of our unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.0 years. Common stock dividends are paid on unvested shares of restricted stock and RSUs. We issue new shares of our common stock when awarding restricted stock and RSUs.

Performance-Based Restricted Stock Units

During the year ended December 31, 2022, we granted 167,228 PSUs, with a weighted average grant date fair value of $25.36, to management under the 2021 Plan. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of December 31, 2022, $2.6 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S.

Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the year ended December 31, 2022:

	Assumptions
Risk-free Interest Rate		1.44%
Volatility Range	35.95%	-	154.23%

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	167,228	25.36
Forfeited	(22,702)	25.36
Outstanding at December 31, 2022	144,526	$25.36

Compensation Cost

For the years ended December 31, 2022 and 2021, we recognized total stock-based compensation expense of $12.0 million and $1.6 million, respectively, of which $11.4 million and $1.5 million, respectively, was included in general and administrative expenses and $0.6 million and $0.1 million was included in direct operating costs. The related tax benefit was $1.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

401(k) Plan

We sponsor a Safe Harbor 401(k) Plan with a Company match of up to 4% of the employee’s salary. We made contributions of $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

17.Related Party Transactions

Solaris Energy Management, LLC

We have an administrative services arrangement with SEM, a company owned by William A. Zartler, our Founder and Executive Chairman, for the provision of administrative services at cost. In addition, SEM provides office space and services for equipment and supplies to us under the administrative services agreement.

For the years ended December 31, 2022, 2021 and 2020, we incurred $0.6 million, $0.6 million and $0.5 million, respectively, of expense for these services, which is included in general and administrative expenses.

We had $0.05 million and $0.05 million accrued payables to SEM at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had a prepaid balance to SEM of $0.2 million to cover future rent and other expenses.

Solaris Energy Capital, LLC

There are certain de minimis general and administrative expenses that are paid on our behalf by Solaris Energy Capital, LLC, a company owned by William A. Zartler, and are recorded in general and administrative expenses. Accrued payables to Solaris Energy Capital, LLC as of December 31, 2022 were de minimis. We had no accrued payables as of December 31, 2021.

Blanco Aviation, LLC

We are a party to an aircraft “dry” lease arrangement with Blanco Air Services, LLC, a company owned by William A. Zartler, for the use of certain aircrafts billed at an hourly rate. We incurred expense of $76 thousand, $70 thousand, and $64 thousand for the years ended December 31, 2022, 2021, and 2020, respectively, which is recorded in general and administrative expenses. Accrued payables to Blanco Aviation, LLC as of December 31, 2022 were de minimis. We had no accrued payables to Blanco Aviation, LLC at December 31, 2021.

Vision Resources, Inc.

We purchase brackish water for use in our water solutions activities from Vision Resources, Inc (“Vision”). Vision is a Legacy Owner of Solaris LLC. For the years ended December 31, 2022, 2021 and 2020, we made purchases of $0.2 million, $1.5 million, and $1.7 million, respectively, for water and services. We had no accrued payables to Vision as of December 31, 2022 and 2021.

We also rent office space from an affiliate of Vision in Carlsbad, New Mexico and have incurred rent expense of $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

ConocoPhillips

We and ConocoPhillips, one of our principal owners, entered a 13-year water gathering and handling agreement, pursuant to which ConocoPhillips agreed to dedicate all the produced water generated from its current and future acreage in a defined area of mutual interest (“AMI”) in New Mexico and Texas. As of December 31, 2022 and 2021, we had a receivable of $46.0 million and $20.2 million, respectively, from ConocoPhillips that was recorded in accounts receivable from affiliates. As of December 31, 2022 and 2021, we had a payable of $3.0 million and $1.4 million, respectively, to ConocoPhillips that was recorded in payables to affiliates. The following table shows revenue and expenses from ConocoPhillips:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Revenue from ConocoPhillips	$108,263	$105,644	$66,507
Operating Expenses Reimbursed to ConocoPhillips	$1,447	$1,302	$3,532

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in a timely manner. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting at December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III. OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

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

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

4.1	Description of Securities of the Registrant. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

4.2

Registration Rights Agreement, dated October 26, 2021, by and among Aris Water Solutions, Inc., Solaris Midstream Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2021, File No. 333-260499).

4.3

Amendment No. 1 to Registration Rights Agreement, dated March 18, 2022, by and among Aris Water Solutions, Inc., Solaris Midstream Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

4.4

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

Exhibit	Description

10.5#

Amended and Restated Water Gathering and Disposal Agreement, dated June 11, 2020, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil & Gas LLC and COG Acreage LP (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.6†	Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

10.7†

Letter Agreement between Solaris Midstream Holdings, LLC and William Zartler dated January 29, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.8†

Letter Agreement between Solaris Midstream Holdings, LLC and Amanda Brock dated January 29, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.9†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.10†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.11†	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.12†

Aris Water Solutions, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of to the Company’s Current Report on Form 8-K filed on June 13, 2022, File No. 001-40955).

10.13†*	Form of Indemnification Agreement between Aris Water Solutions, Inc. and each of the officers and directors thereof.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm ─ BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit	Description

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

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

March 9, 2023	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
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

March 9, 2023/s/ Amanda M. Brock

Amanda M. Brock

President, Chief Executive Officer, and Director

March 9, 2023/s/ Stephan E. Tompsett

Stephan E. Tompsett

Chief Financial Officer

March 9, 2023/s/ Dustin A. Hatley

Dustin A. Hatley

Chief Accounting Officer

March 9, 2023/s/ William A. Zartler

William A. Zartler

Chairman of the Board

March 9, 2023/s/ Joseph Colonnetta

Joseph Colonnetta

Director

March 9, 2023/s/ Debra G. Coy

Debra G. Coy

Director

March 9, 2023/s/ W. Howard Keenan, Jr.

W. Howard Keenan, Jr.

Director

March 9, 2023/s/ Andrew O’Brien

Andrew O’Brien

Director

March 9, 2023/s/ Donald C. Templin

Donald C. Templin

Director

March 9, 2023/s/ M. Max Yzaguirre

M. Max Yzaguirre

Director