Form 10-Q
period 2023-03-31
Aris Water Solutions, Inc.
filed 2023-05-09
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the registrant had 30,073,594 shares of Class A common stock, $0.01 par value per share, and 27,554,566 shares of Class B common stock, $0.01 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the current conflict between Russia and Ukraine on the global economy, including its impacts on financial markets and the energy industry;
●	the impacts of cost inflation on our operating margins and capital costs;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on governmental lands, and various other matters;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our ability to renew or replace expiring contracts on acceptable terms;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;

●	the impact of competition on our operations;
●	the degree to which our customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve, such as an economic slowdown or recession, concern over a potential recession, or increased uncertainty regarding the economic outlook;
●	physical, electronic and cybersecurity breaches; and
●	the other risks described in our 2022 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Should one or more of the risks or uncertainties described in this Quarterly Report or in our 2022 Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, are expressly qualified in their entirety by this cautionary statement. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	March 31,	December 31,
	2023	2022
Assets
Cash	$25,508	$1,122
Accounts Receivable, Net	73,732	81,683
Accounts Receivable from Affiliate	27,239	46,029
Other Receivables	4,771	4,354
Prepaids and Deposits	4,543	5,805
Total Current Assets	135,793	138,993
Fixed Assets
Property, Plant and Equipment	955,848	907,784
Accumulated Depreciation	(97,479)	(88,681)
Total Property, Plant and Equipment, Net	858,369	819,103
Intangible Assets, Net	260,394	269,845
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	29,206	30,424
Right-of-Use Assets	8,754	9,135
Other Assets	1,139	1,281
Total Assets	$1,328,240	$1,303,366
Liabilities and Stockholders' Equity
Accounts Payable	$27,733	$22,982
Payables to Affiliate	2,611	3,021
Accrued and Other Current Liabilities	75,185	65,411
Total Current Liabilities	105,529	91,414
Long-Term Debt, Net of Debt Issuance Costs	435,389	428,921
Asset Retirement Obligation	17,962	17,543
Tax Receivable Agreement Liability	98,090	97,980
Other Long-Term Liabilities	10,048	10,421
Total Liabilities	667,018	646,279
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 30,312,649 issued and 30,073,594 outstanding as of March 31, 2023; 30,115,979 issued and 29,919,217 outstanding as of December 31, 2022	302	300
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,554,566 issued and outstanding as of March 31, 2023; 27,575,519 issued and outstanding as of December 31, 2022	276	276
Treasury Stock (at Cost), 239,055 shares as of March 31, 2023; 196,762 shares as of December 31, 2022	(3,490)	(2,891)
Additional Paid-in-Capital	322,167	319,545
Accumulated Deficit	(7,170)	(7,722)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	312,085	309,508
Noncontrolling Interest	349,137	347,579
Total Stockholders' Equity	661,222	657,087
Total Liabilities and Stockholders' Equity	$1,328,240	$1,303,366

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31,
	2023	2022
Revenue
Produced Water Handling	$46,100	$35,100
Produced Water Handling — Affiliate	23,140	21,081
Water Solutions	13,882	11,644
Water Solutions — Affiliate	7,984	3,144
Other Revenue	465	—
Total Revenue	91,571	70,969
Cost of Revenue
Direct Operating Costs	43,845	26,671
Depreciation, Amortization and Accretion	18,606	16,579
Total Cost of Revenue	62,451	43,250
Operating Costs and Expenses
General and Administrative	11,799	10,711
Impairment of Long-Lived Assets	—	15,597
Research and Development Expense	408	19
Other Operating Expense	217	1,064
Total Operating Expenses	12,424	27,391
Operating Income	16,696	328
Other Expense
Interest Expense, Net	7,661	7,785
Income (Loss) Before Income Taxes	9,035	(7,457)
Income Tax Expense (Benefit)	1,327	(840)
Net Income (Loss)	7,708	(6,617)
Net Income (Loss) Attributable to Noncontrolling Interest	4,330	(4,395)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$3,378	$(2,222)

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.11	$(0.11)
Diluted	$0.11	$(0.11)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	29,935,145	21,852,966
Diluted	29,935,145	21,852,966

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended March 31,
	2023	2022
Cash Flow from Operating Activities
Net Income (Loss)	$7,708	$(6,617)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Deferred Income Tax Expense (Benefit)	1,300	(840)
Depreciation, Amortization and Accretion	18,606	16,579
Stock-Based Compensation	2,468	2,337
Impairment of Long-Lived Assets	—	15,597
(Gain) Loss on Disposal of Asset, Net	(13)	554
Amortization of Debt Issuance Costs, Net	508	565
Other	180	205
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,951	(7,996)
Accounts Receivable from Affiliate	18,790	608
Other Receivables	(332)	795
Prepaids and Deposits	1,262	852
Accounts Payable	1,298	1,026
Payables to Affiliate	(410)	241
Accrued Liabilities and Other	357	2,484
Net Cash Provided by Operating Activities	59,673	26,390

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(35,315)	(9,810)
Net Cash Used in Investing Activities	(35,315)	(9,810)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(5,373)	(8,856)
Repurchase of Shares	(599)	—
Repayment of Credit Facility	(9,000)	—
Proceeds from Credit Facility	15,000	—
Net Cash Provided by (Used In) Financing Activities	28	(8,856)

Net Increase in Cash	24,386	7,724
Cash, Beginning of Period	1,122	60,055
Cash, End of Period	$25,508	$67,779

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2023
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2023	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	20,953	-	(20,953)	267	-	-	-	(267)	-
Stock-based Compensation Expense	2	175,717	-	-	2,383	-	-	-	83	2,468
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(110)	-	-	-	-	(110)
Deferred Tax Assets Acquired	-	-	-	-	82	-	-	-	-	82
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,826)	(2,588)	(5,414)
Purchase of Treasury Stock	-	-	-	-	-	(599)	42,293	-	-	(599)
Net Income	-	-	-	-	-	-	-	3,378	4,330	7,708
Balance at March 31, 2023	$302	30,312,649	$276	27,554,566	$322,167	$(3,490)	239,055	$(7,170)	$349,137	$661,222

	Three Months Ended March 31, 2022
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2022	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Redemption of Class B Shares for Class A Shares	1	148,087	(1)	(148,087)	1,786	-	-	-	(1,786)	-
Stock-based Compensation Expense	-	515	-	-	958	-	-	-	1,379	2,337
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,531)	-	-	-	-	(1,531)
Deferred Tax Assets Acquired	-	-	-	-	1,666	-	-	-	-	1,666
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,062)	(2,947)	(5,009)
Net Loss	-	-	-	-	-	-	-	(2,222)	(4,395)	(6,617)
Balance at March 31, 2022	$219	22,006,624	$316	31,568,017	$215,805	$(135)	10,191	$(4,741)	$381,921	$593,385

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.Organization and Background of Business

Aris Water Solutions, Inc. (“Aris Inc.”, the “Company”, “we”, “our”, or “us”) is an independent, environmentally-focused company headquartered in Houston, Texas, that, through its controlling interest in Solaris Midstream Holdings, LLC, a Delaware limited liability company (“Solaris LLC”), provides sustainability-enhancing services to oil and natural gas operators. We strive to build long-term value through the development, construction and operation of integrated produced water handling and recycling infrastructure that provides high-capacity, comprehensive produced water management, recycling and supply solutions for operators in the Permian Basin.

We are the parent holding company of Solaris LLC. As the sole managing member of Solaris LLC, we operate and control the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct our business. We consolidate the financial results of Solaris LLC and report noncontrolling interest related to the portion of Solaris LLC units not owned by us.

These unaudited condensed consolidated financial statements reflect the financial statements of the consolidated Company including Aris Inc., Solaris LLC and Solaris LLC’s subsidiaries.

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

These condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Noncontrolling Interest

As of March 31, 2023, we own approximately 52% of Solaris LLC. Our consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by us.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these condensed consolidated financial statements and disclosures of contingencies. These estimates include, among others, determining the fair values of assets acquired, liabilities assumed, and/or contingent consideration paid in acquisitions or nonmonetary exchanges or disposed of through sale, determining the fair value and related impairment of assets held for sale, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, goodwill impairment testing, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets, and the liability associated with our Tax Receivable Agreement (the “TRA liability”). Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2023.

Goodwill

All of our goodwill is assigned to a single reporting unit. We perform our annual goodwill impairment test during the fourth quarter of our fiscal year, and more frequently if impairment indicators exist. We conducted our annual goodwill impairment test during the fourth quarter of the year ended December 31, 2022 on a qualitative basis and determined that no adjustment to the carrying value of goodwill was necessary because the fair value of our reporting unit exceeded its carrying value.

During the quarter ended March 31, 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. As a result of our interim test, no goodwill impairment was identified. The fair value of our reporting unit exceeded the carrying value by more than 10%.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting unit are outside the control of management, including interest rates, cost of capital, tax rates, market multiples and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in a material impairment of our goodwill.

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

(in thousands)	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$384,716	$400,000	$398,828
Credit Facility	$41,000	$41,000	$35,000	$35,000

The carrying values of our other financial instruments, consisting of cash, accounts receivable, and accounts payable, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $106.3 million and $96.8 million at March 31, 2023 and December 31, 2022, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of March 31, 2023 and December 31, 2022, we had accounts receivable from ConocoPhillips of $27.2 million and $46.0 million, respectively, that were recorded in accounts receivable from affiliate and we had payables to ConocoPhillips of $2.6 million and $3.0 million, respectively, that were recorded in payables to affiliate. Revenues and expenses related to ConocoPhillips were as follows:

(in thousands)	Three Months Ended
	March 31,
	2023	2022
Revenues from ConocoPhillips	$31,124	$24,225
Operating Expenses Reimbursed to ConocoPhillips	58	385

Operating expenses reimbursed to ConocoPhillips are related to ConocoPhillips’ costs incurred on our behalf and other ongoing operating expenses.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was to be effective prospectively upon issuance through December 31, 2022 and applied from the beginning of an interim period that included the issuance date of this ASU. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024. All other provisions of ASU 2020-04 were unchanged. We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	March 31,	December 31,
	2023	2022
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$3,919	$3,600
Reimbursable Projects and Other	852	754
Total Other Receivables	$4,771	$4,354

Prepaids and Deposits
Prepaid Insurance and Other	$4,499	$5,744
Deposits	44	61
Total Prepaids and Deposits	$4,543	$5,805

Accrued and Other Current Liabilities
Accrued Operating Expense	$24,546	$28,877
Accrued Capital Costs	25,366	16,161
Accrued Interest	15,951	8,262
Accrued Compensation	3,272	4,809
Lease Liabilities	1,204	1,176
Asset Retirement Obligation	1,203	2,242
Other	3,643	3,884
Total Accrued and Other Current Liabilities	$75,185	$65,411

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$7,489	$7,719
Contingent Consideration Liability	2,559	2,702
Total Other Long-Term Liabilities	$10,048	$10,421

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended
	March 31,
	2023	2022
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$8,862	$7,177
Amortization - Intangible Assets	9,452	9,184
Accretion of Asset Retirement Obligations	292	218
Total Depreciation, Amortization and Accretion Expense	$18,606	$16,579

Other Operating Expense
(Gain) Loss on Asset Disposal, Net	$(13)	$554
Transaction Costs	45	508
Other	185	2
Total Other Operating Expense	$217	$1,064

Interest Expense
Interest on Debt Instruments	$8,561	$7,812
Amortization of Debt Issuance Costs	610	610
Total Interest Expense	9,171	8,422
Less: Amounts Capitalized	(1,510)	(637)
Interest Expense, Net	$7,661	$7,785

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	March 31,	December 31,
	2023	2022
Wells, Facilities, Water Ponds, and Related Equipment	$479,983	$437,894
Pipelines	377,368	363,577
Land	463	463
Vehicles, Equipment, Computers and Office Furniture	20,841	20,219
Assets Subject to Depreciation	878,655	822,153
Projects and Construction in Progress	77,193	85,631
Total Property, Plant and Equipment	955,848	907,784
Accumulated Depreciation	(97,479)	(88,681)
Total Property, Plant and Equipment, Net	$858,369	$819,103

Accrued PP&E additions totaled $39.1 million and $26.4 million at March 31, 2023 and December 31, 2022, respectively.

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

Asset Impairment

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

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at March 31, 2023.

The TRA liability totaled $98.1 million at March 31, 2023. The liability increased during the three months ended March 31, 2023 due to the redemption of Class B shares to Class A shares. See Note 9. Stockholders’ Equity.

As of March 31, 2023, we estimated that if all the remaining Solaris LLC units were redeemed for shares of our Class A common stock, the TRA liability would be approximately $198.1 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of March 31, 2023, we estimated the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $131.5 million, discounted. These amounts can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	March 31,	December 31,
	2023	2022
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility (1)	41,000	35,000
Total Long-Term Debt	441,000	435,000
Less: Unamortized Debt Issuance Costs	(5,611)	(6,079)
Total Long-Term Debt, Net of Debt Issuance Costs	$435,389	$428,921

(1)	Credit Facility borrowings bore weighted average interest rates of 7.543% and 6.967% at March 31, 2023 and December 31, 2022, respectively.

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

During the first quarter of 2023, we notified the trustee for the Notes that, for the year ending December 31, 2022, we had satisfied the Sustainability Performance Target (as defined in the indenture governing the Notes) in accordance with the requirements and procedures. As a result, the interest rate on the Notes will remain 7.625% for the remainder of the term of the Notes.

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

The Credit Facility provides for, at our option:

i.	Base rate borrowings that bear interest at the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) LIBOR plus 1%; plus a margin that ranges from 175 basis points to 275 basis points, depending upon our leverage ratio; or
ii.	Eurodollar borrowings that bear interest at the lesser of (i) LIBOR plus a margin that ranges from 275 basis points to 375 basis points, depending upon our leverage ratio;

In addition, the Credit Facility provides for commitment fee rates that range from 37.5 basis points to 50.0 basis points, depending upon our leverage ratio.

As of March 31, 2023, we had $150 thousand in letters of credit outstanding and $158.85 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At March 31, 2023, we were in compliance with all covenants contained in the Credit Facility.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)	Classification	March 31, 2023	December 31, 2022
Assets
Right-of-Use Assets	Consolidated Balance Sheet	$8,754	$9,135
Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,204	$1,176
Noncurrent Lease Liabilities	Other Long-Term Liabilities	7,489	7,719

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Direct Operating Costs	$293	$220
General and Administrative	220	167
Total Lease Cost	$513	$387

Short-Term Leases

Our short-term lease cost, which consisted primarily of field equipment rentals, totaled $4.5 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Paid for Amounts Included in Lease Liabilities	$334	$272
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	71	(613)

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	March 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (Years)	6.4	6.6
Weighted Average Discount Rate	2.85%	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at March 31, 2023:

(in thousands)
Remainder of 2023	$1,016
2024	1,217
2025	952
2026	671
2027	1,597
Thereafter	4,250
Total Lease Payments	9,703
Less: Interest	(1,010)
Present Value of Lease Liabilities	$8,693

Leases That Have Not Yet Commenced

We have entered into additional operating leases for office space and anticipate that the leases will commence during the remainder of 2023. Undiscounted future lease payments totaling $11.2 million will be included in the determination of the right-of-use assets and lease liabilities upon lease commencement.

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

Income Tax Expense (Benefit)

We recorded income tax expense (benefit) of $1.3 million and $(0.8) million for the three months ended March 31, 2023 and 2022, respectively, substantially all of which was deferred.

Effective Tax Rate

We record our income tax expense (benefit) using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the three months ended March 31, 2023 and 2022 was 14.7% and 11.3%, respectively. The difference between the federal statutory rate and our estimated annual ETR is due primarily to the impact of the noncontrolling interest.

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

9.Stockholders’ Equity

Redemptions

During the three months ended March 31, 2023 and 2022, 20,953 and 148,087, respectively, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

On March 3, 2023, we announced that our Board of Directors had declared a dividend on our Class A common stock for the first quarter of 2023 of $0.09 per share, which was paid on March 29, 2023 to holders of record of our Class A common stock as of the close of business on March 17, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC, subject to the same payment and record dates.

On May 8, 2023, we announced that our Board of Directors had declared a quarterly dividend of $0.09 per share for the second quarter of 2023 on our Class A common stock. The dividend will be paid on June 29, 2023, to holders of record of our Class A common stock as of the close of business on June 16, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC subject to the same payment and record dates.

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

Delivery Commitment

In 2023, we entered into an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. We expect to begin delivering produced water during the during the later part of 2023, and the agreement requires us to make payments for any shortfall in delivering an annual minimum volume under the commitment. The minimum volume commitment is contingent on several performance factors to be achieved by the unaffiliated water disposal company throughout the term of the contract, which, if not achieved, would provide us with the option of cancelling the contract and discharging the remaining minimum volume commitment.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of March 31, 2023, we have purchase obligations and commitments of approximately $40.8 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three months ended March 31, 2023 and 2022, we recognized $1.4 million and $0.7 million of expense, respectively, related to environmental matters that were recorded in direct operating cost. We also have insurance proceeds receivable of $3.9 million at March 31, 2023 that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

11.Earnings Per Share

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to our Class A common stock is computed by dividing net income (loss) attributable to Aris Water Solutions, Inc. by the weighted average number of shares of Class A common stock outstanding for the same period, including shares of restricted stock and restricted stock units (“RSUs”), which receive nonforfeitable dividends. Shares issued during the period are weighted for the portion of the period in which the shares were outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our Class A common stock:

(in thousands, except for share and per share amounts)	Three Months Ended March 31,
	2023	2022
Net Income (Loss) Attributable to Stockholders' Equity	$7,708	$(6,617)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	4,330	(4,395)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	3,378	(2,222)
Participating Basic Earnings (1)	(209)	(181)
Basic Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$3,169	$(2,403)
Reallocation of Participating Net Income (Loss)	-	-
Diluted Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$3,169	$(2,403)

Basic Weighted Average Shares Outstanding	29,935,145	21,852,966
Dilutive Performance-Based Stock Units	-	-
Dilutive Weighted Average Shares Outstanding	29,935,145	21,852,966

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.11	$(0.11)
Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.11	$(0.11)

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of

27,568,302 weighted average shares and 31,568,017 weighted average shares of Class B common stock outstanding for the three months ended March 31, 2023 and 2022, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings (loss) per share of Class A common stock. In addition, all PSUs were determined to be antidilutive for each period and were excluded from the computation of diluted earnings (loss) per share for those periods.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan (the “2021 Plan”) allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,317,072	$13.78
Granted	980,805	10.24
Forfeited	(34,378)	12.67
Vested	(175,717)	14.78
Outstanding at March 31, 2023	2,087,782	$12.05

The RSUs granted during the three months ended March 31, 2023 generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of March 31, 2023, approximately $22.5 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2023, we granted 358,551 PSUs, with a weighted average grant date fair value of $8.44, to management under the 2021 Plan. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. As of March 31, 2023, approximately $5.1 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S.

Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the three months ended March 31, 2023:

Assumptions
Risk-free Interest Rate	4.32%
Volatility Range	24.31% - 78.49%

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	144,526	$25.36
Granted	358,551	8.44
Forfeited	(7,699)	25.36
Outstanding at March 31, 2023	495,378	$13.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three months ended March 31, 2023, included elsewhere in this report, as well as our 2022 Annual Report, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

First Quarter 2023 Results

Significant financial and operating highlights for the three months ended March 31, 2023 include:

●	Total water volumes handled or sold of 1,376 thousand barrels of water per day (“kbwpd”), an increase of 18% as compared with the first quarter of 2022
●	Recycled produced water volumes sold of 258 kbwpd, a decrease of 5% as compared with the first quarter of 2022 and groundwater volumes sold of 147 kbwpd, an increase of 123% as compared with the first quarter of 2022.
●	Total revenue of $91.6 million, an increase of 29% as compared with the first quarter of 2022
●	Net income of $7.7 million, as compared with a net loss of $6.6 million for the first quarter of 2022
●	Adjusted EBITDA (non-GAAP financial measure) of $38.1 million, an increase of 6% as compared with the first quarter of 2022
●	Dividend paid on our Class A common stock for the first quarter of 2023 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Beneficial Reuse Strategic Agreement

In January 2023, Exxon Mobil Corporation (“ExxonMobil”) joined our strategic agreement with Chevron U.S.A. Inc. (“Chevron U.S.A.”) and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Our goal under the strategic agreement is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial, and non-consumptive agricultural purposes. Aris is leading the engineering, construction, and execution of the testing protocols and pilot projects while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips, and ExxonMobil. The treated water will then be reused in a variety of ongoing research projects, including non-consumptive agriculture, low emission hydrogen production, and the direct air capture of atmospheric carbon dioxide. Aris, Chevron U.S.A., ConocoPhillips, and ExxonMobil are working with appropriate regulators, with a goal to complete testing and performance evaluation of pilot technologies by the end of 2023.

General Trends and Outlook

Market Dynamics

The current conflict between Russia and Ukraine continues to have significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the length of the conflict and whether the conflict spreads beyond Ukraine’s borders.

In addition, commodity prices are being impacted by multiple factors such as supply disruptions and current recessionary concerns. During the three months ended March 31, 2023, the average West Texas Intermediate (“WTI”) crude oil spot price was $75.93 as compared with $95.18 for the three months ended March 31, 2022.

Commodity prices will also continue to depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. On April 2, 2023, OPEC+ announced further oil output reductions.

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

Cost Inflation

During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the Consumer Price Index (“CPI”). Although the current rate of consumer inflation has eased, core inflation remains high. The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates.

During the first quarter of 2023, as compared with the first quarter of 2022, our revenue growth was partially offset by inflationary pressure on costs. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to remain significantly higher than our contractually allowed fee increases, we could continue to experience negative impacts to our operating margins.

Seismicity

We operate wells located in Seismic Response Areas (“SRA”) in New Mexico and Texas, one of which is partially curtailed. Due to the integrated nature of our pipeline network and our system-wide redundancy, we have been able to adapt to regulator responses to seismic activity, while continuing to provide service to our customers without significant disruption in our operations. In addition, although we cannot anticipate with any certainty future regulatory actions and the effect such actions could have on our business, our compliance with state regulator seismic response actions to date has not resulted in any significant volumetric, revenue or cash flow decreases.

Results of Operations

Results of operations were as follows for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
Revenue
Produced Water Handling	$46,100	$35,100	$11,000	31%
Produced Water Handling—Affiliate	23,140	21,081	2,059	10%
Water Solutions	13,882	11,644	2,238	19%
Water Solutions—Affiliate	7,984	3,144	4,840	154%
Other Revenue	465	—	465	N/M
Total Revenue	91,571	70,969	20,602	29%
Cost of Revenue
Direct Operating Costs	43,845	26,671	17,174	64%
Depreciation, Amortization and Accretion	18,606	16,579	2,027	12%
Total Cost of Revenue	62,451	43,250	19,201	44%
Operating Costs and Expenses
General and Administrative	11,799	10,711	1,088	10%
Impairment of Long-Lived Assets	—	15,597	(15,597)	N/M
Research and Development Expense	408	19	389	2047%
Other Operating (Income) Expense	217	1,064	(847)	(80)%
Total Operating Expenses	12,424	27,391	(14,967)	(55)%
Operating Income	16,696	328	16,368	4990%
Interest Expense, Net	7,661	7,785	(124)	(2)%
Income (Loss) Before Income Taxes	9,035	(7,457)	16,492	(221)%
Income Tax Expense (Benefit)	1,327	(840)	2,167	(258)%
Net Income (Loss)	$7,708	$(6,617)	$14,325	(216)%

N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to, or transfer for our customers.

Our volumes were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022	2023 vs. 2022
(thousands of barrels of water per day)
Produced Water Handling Volumes	971	803	168	21%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	258	273	(15)	(5)%
Groundwater Volumes Sold	147	66	81	123%
Groundwater Volumes Transferred (1)	—	25	(25)	(100)%
Total Water Solutions Volumes	405	364	41	11%
Total Water Volumes	1,376	1,167	209	18%

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.79	$0.78	$0.01	1%
Water Solutions Revenue/Barrel	$0.60	$0.45	$0.15	33%
Revenue/Barrel of Total Volumes	$0.74	$0.68	$0.06	9%
Direct Operating Costs/Barrel	$0.35	$0.25	$0.10	40%
Gross Margin/Barrel	$0.24	$0.26	$(0.02)	(8)%
Adjusted Operating Margin/Barrel (3)	$0.39	$0.42	$(0.03)	(7)%

(1)	The groundwater transfer assets were sold in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022	2023 vs. 2022
Skim Oil Volumes (bpd)	1,348	833	515	62%
Skim Oil Volumes/Produced Water Handling Volumes	0.14%	0.10%	0.04%	40%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$68.54	$83.83	$(15.29)	(18)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel are as follows:

	Three Months Ended
(in thousands, except per unit amounts)	March 31,
	2023	2022
Produced Water Handling Fees	$60,924	$49,894
Skim Oil Sales Revenue	8,316	6,287
Total Produced Water Handling Revenue	$69,240	$56,181

Produced Water Handling Fees/Bbl	$0.70	$0.69
Skim Oil Sales Revenue/Bbl	0.09	0.09
Total Produced Water Handling Revenue/Bbl	$0.79	$0.78

Produced water handling revenues for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022 increased due primarily to:

●	an increase of $10.5 million due to a 168 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements, and
●	an increase of $2.0 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received, offset by a reduction in average crude oil prices.

Water Solutions Revenue

Water solutions revenues for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022 increased due primarily to:

●	an increase of $2.2 million primarily due to an 81 kbwpd volume increase in groundwater volumes sold, offset by a 25 kbwpd decrease in groundwater volumes transferred, and
●	an increase of $4.9 million related to pricing primarily due to groundwater volumes sold constituting a larger portion of overall water solutions volumes.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022 increased due to higher volumes as well as cost inflation in labor, chemical treatment, rental equipment and fuel expenses. On a per barrel basis, direct operating costs increased for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022 due to cost inflation in labor, chemical treatment, rental equipment and fuel expenses.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022 increased due primarily to higher amortization expense related to a previously acquired customer contract recorded as an intangible asset, as well as depreciation expense related to new assets placed in service.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022 increased due primarily to increased compensation and benefits expenses and travel costs corresponding with the increased head count required for our larger asset footprint. G&A expenses for the three months ended March 31, 2023 and 2022 included stock-based compensation expense of $2.3 million and $2.2 million, respectively.

Impairment Expense

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Loss on Asset Disposal and Other

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2023	2022
Interest on Debt Instruments	$8,561	$7,812
Amortization of Debt Issuance Costs	610	610
Total Interest Expense	9,171	8,422
Less: Amounts Capitalized	(1,510)	(637)
Interest Expense, Net	$7,661	$7,785

Interest expense, net for the three months ended March 31, 2023 remained flat as compared with the three months ended March 31, 2022. An increase in total interest expense due to Credit Facility borrowings was offset by an increase in capitalized interest related primarily to the increase in assets under construction.

The average outstanding debt balance for the three months ended March 31, 2023 was $446 million compared with $400 million for the thee months ended March 31, 2022.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as temporary power costs and severance costs), less any gains on sale of assets. For the fourth quarter of 2022, we began including research and development expense in our calculation of Adjusted EBITDA due to our new beneficial reuse pilot projects, which are discreet, non-revenue initiatives.

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell and transfer, the fees we charge for such services, and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin plus depreciation, amortization and accretion. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2023	2022
Net Income (Loss)	$7,708	$(6,617)
Interest Expense, Net	7,661	7,785
Income Tax Expense (Benefit)	1,327	(840)
Depreciation, Amortization and Accretion	18,606	16,579
Impairment of Long-Lived Assets	—	15,597
Stock-Based Compensation	2,468	2,337
(Gain) Loss on Disposal of Asset, Net	(13)	554
Transaction Costs	45	508
Research and Development Expense	408	19
Other	(104)	2
Adjusted EBITDA	$38,106	$35,924

Total Revenue	$91,571	$70,969
Cost of Revenue	(62,451)	(43,250)
Gross Margin	29,120	27,719
Depreciation, Amortization and Accretion	18,606	16,579
Adjusted Operating Margin	$47,726	$44,298
Total Volumes (Thousands of BBLs)	123,815	105,006
Adjusted Operating Margin/BBL	$0.39	$0.42

Liquidity and Capital Resources

Overview

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, payment of contractual obligations including debt, and working capital obligations. When appropriate, we enhance shareholder returns by returning capital to shareholders, such as through dividend payments and share buybacks (to the extent determined by our Board of Directors).

Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility, or accessing the capital markets. We believe that our cash flows, undrawn Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of March 31, 2023, we had a cash balance of $25.5 million and working capital, defined as current assets less current liabilities, of $30.3 million. We had $400.0 million face value of Notes outstanding and $41.0 million outstanding under our Credit Facility, with $158.85 million of availability under the Credit Facility. As of March 31, 2023, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes. See Item 1. Financial Statements ─ Note 6. Long-Term Debt.

On April 3, 2023, we made an interest payment of $15.3 million on the Notes. As of May 5, 2023, we had an outstanding balance of $51 million on our Credit Facility at a weighted average interest rate of 7.976%. The borrowings are primarily being used to fund our capital program.

In 2023, we entered into an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water over a term of 7 years, for a total financial commitment of approximately $28.0 million, undiscounted. As of March 31, 2023, we have short-term purchase obligations for products and services of approximately $40.8 million due in the next twelve months. See Item 1. Financial Statements ─ Note 10. Commitments and Contingencies.

Dividends and Distributions

On March 3, 2023, we announced that our Board of Directors had declared a dividend on our Class A common stock for the first quarter of 2023 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC.

On May 8, 2023, we announced that our Board of Directors had declared a quarterly dividend of $0.09 per share for the second quarter of 2023 on our Class A common stock. The dividend will be paid on June 29, 2023, to holders of record of our Class A common stock as of the close of business on June 16, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC subject to the same payment and record dates.

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities totaled $59.7 million as compared with $26.4 million for the three months ended March 31, 2022. The net increase is primarily due to the $20.6 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses. Net cash provided by operating activities also included a net increase (decrease) of $28.9 million and ($2.0) million for the three months ended March 31, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payment of actual cash. The increase in cash provided from changes in working capital was primarily due to lower receivable balances associated with improved collections timing.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities totaled $35.3 million as compared with $9.8 million for the three months ended March 31, 2022. Expenditures for property, plant and equipment were higher in 2023 as compared with 2022 due primarily to increased capital activity to support our growing operations, including our management agreement with Chevron Corporation.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities consisted of $6.0 million net Credit Facility borrowings, offset by $5.4 million dividends and distributions paid and $0.6 million treasury stock repurchases related to tax withholding on stock awards that vested. For the three months ended March 31, 2022, net cash used in financing activities totaled $8.9 million which consisted of dividends and distributions paid.

Capital Requirements

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

Critical Accounting Estimate ─ Goodwill

As further described in Critical Accounting Policies and Estimates – Impairment of Goodwill included in our 2022 Annual Report, we assess goodwill for impairment annually as of the fourth quarter of our fiscal year and more frequently when circumstances warrant. During the quarter ended March 31, 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. Based on the interim assessment, we determined no impairment was necessary as the fair value of our reporting unit exceeded its carrying value.

Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market multiples and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgement and these assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates and global supply chain constraints, among others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting unit include, but are not limited to, lower than forecasted revenue growth rates, higher operating or capital costs, lower operating margins, changes in discount rates and changes in income tax rates. A reduction in the estimated fair value of the reporting unit could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill. A goodwill impairment would have no effect on our liquidity or capital resources. However, it could result in a material non-cash charge and could materially adversely affect our financial results in the period recognized.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2022 Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of March 31, 2023, we had $41.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 7.543%. The outstanding borrowings under our Credit Facility generally bear a rate of interest of LIBOR plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on the borrowings outstanding under our Credit Facility at March 31, 2023 would increase annual interest expense by approximately $0.4 million.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock occurring in the first quarter of 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/2023 - 1/31/2023	-	$-	-	-
2/1/2023 - 2/28/2023	-	-	-	-
3/1/2023 - 3/31/2023	42,293	14.16	-	-
Total	42,293	$14.16	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

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

May 9, 2023	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Dustin A. Hatley
Dustin A. Hatley
Chief Accounting Officer