Form 10-Q
period 2023-06-30
Aris Water Solutions, Inc.
filed 2023-08-03
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, the registrant had 30,074,118 shares of Class A common stock, $0.01 par value per share, and 27,554,042 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	June 30,	December 31,
	2023	2022
Assets
Cash	$4,016	$1,122
Accounts Receivable, Net	66,586	81,683
Accounts Receivable from Affiliate	27,721	46,029
Other Receivables	8,732	4,354
Prepaids and Deposits	4,222	5,805
Assets Held for Sale	17,777	—
Total Current Assets	129,054	138,993
Fixed Assets
Property, Plant and Equipment	982,857	907,784
Accumulated Depreciation	(102,578)	(88,681)
Total Property, Plant and Equipment, Net	880,279	819,103
Intangible Assets, Net	250,942	269,845
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	27,670	30,424
Right-of-Use Assets	9,165	9,135
Other Assets	998	1,281
Total Assets	$1,332,693	$1,303,366
Liabilities and Stockholders' Equity
Accounts Payable	$36,718	$22,982
Payables to Affiliate	2,443	3,021
Accrued and Other Current Liabilities	73,699	65,411
Total Current Liabilities	112,860	91,414
Long-Term Debt, Net of Debt Issuance Costs	423,856	428,921
Asset Retirement Obligation	18,051	17,543
Tax Receivable Agreement Liability	98,093	97,980
Other Long-Term Liabilities	10,467	10,421
Total Liabilities	663,327	646,279
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 30,313,173 issued and 30,074,118 outstanding as of June 30, 2023; 30,115,979 issued and 29,919,217 outstanding as of December 31, 2022	302	300
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,554,042 issued and outstanding as of June 30, 2023; 27,575,519 issued and outstanding as of December 31, 2022	276	276
Treasury Stock (at Cost), 239,055 shares as of June 30, 2023; 196,762 shares as of December 31, 2022	(3,490)	(2,891)
Additional Paid-in-Capital	323,799	319,545
Accumulated Deficit	(5,291)	(7,722)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	315,596	309,508
Noncontrolling Interest	353,770	347,579
Total Stockholders' Equity	669,366	657,087
Total Liabilities and Stockholders' Equity	$1,332,693	$1,303,366

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Produced Water Handling	$49,716	$35,525	$95,816	$70,625
Produced Water Handling — Affiliate	23,181	23,207	46,321	44,288
Water Solutions	14,928	14,708	28,810	26,352
Water Solutions — Affiliate	8,163	2,828	16,147	5,972
Other Revenue	645	118	1,110	118
Total Revenue	96,633	76,386	188,204	147,355
Cost of Revenue
Direct Operating Costs	44,446	30,781	88,291	57,452
Depreciation, Amortization and Accretion	19,086	16,203	37,692	32,782
Total Cost of Revenue	63,532	46,984	125,983	90,234
Operating Costs and Expenses
Abandoned Well Costs	—	5,415	—	5,415
General and Administrative	12,682	11,567	24,481	22,278
Impairment of Long-Lived Assets	—	—	—	15,597
Research and Development Expense	650	81	1,058	100
Other Operating (Income) Expense	(192)	513	25	1,577
Total Operating Expenses	13,140	17,576	25,564	44,967
Operating Income	19,961	11,826	36,657	12,154
Other Expense
Interest Expense, Net	7,971	7,315	15,632	15,100
Income (Loss) Before Income Taxes	11,990	4,511	21,025	(2,946)
Income Tax Expense (Benefit)	1,559	472	2,886	(368)
Net Income (Loss)	10,431	4,039	18,139	(2,578)
Net Income (Loss) Attributable to Noncontrolling Interest	5,733	2,645	10,063	(1,750)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$4,698	$1,394	$8,076	$(828)

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.15	$0.06	$0.25	$(0.05)
Diluted	$0.15	$0.05	$0.25	$(0.05)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	30,036,593	21,984,313	29,985,869	21,918,639
Diluted	30,036,593	22,101,106	29,985,869	21,918,639

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2023	2022
Cash Flow from Operating Activities
Net Income (Loss)	$18,139	$(2,578)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Deferred Income Tax Expense (Benefit)	2,837	(384)
Depreciation, Amortization and Accretion	37,692	32,782
Stock-Based Compensation	5,585	5,539
Impairment of Long-Lived Assets	—	15,597
Abandoned Well Costs	—	5,415
Loss on Disposal of Asset, Net	57	578
Amortization of Debt Issuance Costs, Net	1,041	1,099
Other	504	393
Changes in Operating Assets and Liabilities:
Accounts Receivable	15,097	(20,922)
Accounts Receivable from Affiliate	18,308	(1,492)
Other Receivables	(4,005)	1,021
Prepaids and Deposits	1,583	1,313
Accounts Payable	(1,001)	(2,201)
Payables to Affiliate	(578)	620
Accrued Liabilities and Other	1,208	477
Net Cash Provided by Operating Activities	96,467	37,257

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(77,981)	(48,318)
Deposit on Assets Held for Sale	1,750	—
Net Cash Used in Investing Activities	(76,231)	(48,318)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(10,743)	(13,859)
Repurchase of Shares	(599)	—
Repayment of Credit Facility	(36,000)	—
Proceeds from Credit Facility	30,000	—
Net Cash Used in Financing Activities	(17,342)	(13,859)

Net Increase (Decrease) in Cash	2,894	(24,920)
Cash, Beginning of Period	1,122	60,055
Cash, End of Period	$4,016	$35,135

Supplementary Cash Flow Data
Cash Paid for Interest	$17,413	$15,250

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2023
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2023	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	20,953	-	(20,953)	267	-	-	-	(267)	-
Stock-based Compensation Expense	2	175,717	-	-	2,383	-	-	-	83	2,468
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(110)	-	-	-	-	(110)
Deferred Tax Assets Acquired	-	-	-	-	82	-	-	-	-	82
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,826)	(2,588)	(5,414)
Purchase of Treasury Stock	-	-	-	-	-	(599)	42,293	-	-	(599)
Net Income	-	-	-	-	-	-	-	3,378	4,330	7,708
Balance at March 31, 2023	$302	30,312,649	$276	27,554,566	$322,167	$(3,490)	239,055	$(7,170)	$349,137	$661,222
Redemption of Class B Shares for Class A Shares	-	524	-	(524)	7	-	-	-	(7)	-
Stock-based Compensation Expense	-	-	-	-	1,626	-	-	-	1,491	3,117
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(3)	-	-	-	-	(3)
Deferred Tax Assets Acquired	-	-	-	-	2	-	-	-	-	2
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,819)	(2,584)	(5,403)
Net Income	-	-	-	-	-	-	-	4,698	5,733	10,431
Balance at June 30, 2023	$302	30,313,173	$276	27,554,042	$323,799	$(3,490)	239,055	$(5,291)	$353,770	$669,366

	Three and Six Months Ended June 30, 2022
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2022	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Redemption of Class B Shares for Class A Shares	1	148,087	(1)	(148,087)	1,786	-	-	-	(1,786)	-
Stock-based Compensation Expense	-	515	-	-	958	-	-	-	1,379	2,337
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,531)	-	-	-	-	(1,531)
Deferred Tax Assets Acquired	-	-	-	-	1,666	-	-	-	-	1,666
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,062)	(2,947)	(5,009)
Net Loss	-	-	-	-	-	-	-	(2,222)	(4,395)	(6,617)
Balance at March 31, 2022	$219	22,006,624	$316	31,568,017	$215,805	$(135)	10,191	$(4,741)	$381,921	$593,385
Redemption of Class B Shares for Class A Shares	1	107,914	(1)	(107,914)	1,315	-	-	-	(1,315)	-
Stock-based Compensation Expense	-	-	-	-	1,318	-	-	-	1,884	3,202
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,021)	-	-	-	-	(1,021)
Deferred Tax Assets Acquired	-	-	-	-	422	-	-	-	-	422
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,068)	(2,966)	(5,034)
Net Income	-	-	-	-	-	-	-	1,394	2,645	4,039
Balance at June 30, 2022	$220	22,114,538	$315	31,460,103	$217,839	$(135)	10,191	$(5,415)	$382,169	$594,993

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.Organization and Background of Business

Aris Water Solutions, Inc. (“Aris Inc.,” the “Company,” “we,” “our,” or “us”) is an independent, environmentally-focused company headquartered in Houston, Texas, that, through its controlling interest in Solaris Midstream Holdings, LLC, a Delaware limited liability company (“Solaris LLC”), provides sustainability-enhancing services to oil and natural gas operators. We strive to build long-term value through the development, construction and operation of integrated produced water handling and recycling infrastructure that provides high-capacity, comprehensive produced water management, recycling and supply solutions for operators in the Permian Basin.

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

Consolidation

We have determined that the members with equity at risk in Solaris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Solaris LLC’s economic performance; therefore, Solaris LLC is considered a variable interest entity (“VIE”). As the managing member of Solaris LLC, we operate and control the business and affairs of Solaris LLC, as well as have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Solaris LLC.

Noncontrolling Interest

As of June 30, 2023, we own approximately 52% of Solaris LLC. Our consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by us.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these condensed consolidated financial statements and disclosures of contingencies. These estimates include, among others, determining the fair values of assets acquired, liabilities assumed, and/or contingent consideration paid in acquisitions or nonmonetary exchanges or disposed of through sale, determining the fair value and related impairment of assets held for sale, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, goodwill impairment testing, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets and the liability associated with our Tax Receivable Agreement (the “TRA liability”). Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2023.

Goodwill

All of our goodwill is assigned to a single reporting unit. We perform our annual goodwill impairment test during the fourth quarter of our fiscal year, and more frequently if impairment indicators exist.

During the quarter ended March 31, 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. As a result of our interim test, no goodwill impairment was identified. The fair value of our reporting unit exceeded the carrying value by more than 10%. We concluded there were no new impairment triggering events as of and for the three months ended June 30, 2023. As such, there was no goodwill impairment as of June 30, 2023.

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

(in thousands)	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$388,908	$400,000	$398,828
Credit Facility	$29,000	$29,000	$35,000	$35,000

The carrying values of our other financial instruments, consisting of cash, accounts receivable and accounts payable, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $115.7 million and $96.8 million at June 30, 2023 and December 31, 2022, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of June 30, 2023 and December 31, 2022, we had accounts receivable from ConocoPhillips of $27.7 million and $46.0 million, respectively, that were recorded in accounts receivable from affiliate, and we had payables to ConocoPhillips of $2.4 million and $3.0 million, respectively, that were recorded in payables to affiliate. Revenues and expenses related to ConocoPhillips were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues from ConocoPhillips	$31,344	$26,035	$62,468	$50,260
Operating Expenses Reimbursed to ConocoPhillips	(75)	375	(17)	760

Operating expenses reimbursed to ConocoPhillips are related to ConocoPhillips’ costs incurred on our behalf and other ongoing operating expenses.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was to be effective prospectively upon issuance through December 31, 2022 and applied from the beginning of an interim period that included the issuance date of this ASU. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024. All other provisions of ASU 2020-04 were unchanged. In May 2023, the Credit Agreement was amended to, among other things, transition the loans under the Credit Facility to be made at the Secured Overnight Financing

Rate (“SOFR”) instead of LIBOR. The Company adopted this accounting pronouncement with the execution of the First Amendment to the Second Amended and Restated Credit Agreement in May 2023. See Note 6 Long-Term Debt for further discussion of the Company's accounting for its outstanding debt, credit facility and related issuance costs. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, we have elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	June 30,	December 31,
	2023	2022
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$4,233	$3,600
Reimbursable Research and Development Receivable	1,578	—
Reimbursable Projects and Other	2,921	754
Total Other Receivables	$8,732	$4,354

Prepaids and Deposits
Prepaid Insurance and Other	$4,179	$5,744
Deposits	43	61
Total Prepaids and Deposits	$4,222	$5,805

Accrued and Other Current Liabilities
Accrued Operating Expense	$31,615	$28,877
Accrued Capital Costs	20,504	16,161
Accrued Interest	7,722	8,262
Accrued Compensation	5,076	4,809
Lease Liabilities	1,185	1,176
Asset Retirement Obligation	762	2,242
Held for Sale Liability	554	—
Other	6,281	3,884
Total Accrued and Other Current Liabilities	$73,699	$65,411

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$8,116	$7,719
Contingent Consideration Liability	2,351	2,702
Total Other Long-Term Liabilities	$10,467	$10,421

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$9,335	$6,920	$18,197	$14,097
Amortization - Intangible Assets	9,451	9,184	18,903	18,368
Accretion of Asset Retirement Obligations	300	99	592	317
Total Depreciation, Amortization and Accretion Expense	$19,086	$16,203	$37,692	$32,782

Other Operating (Income) Expense
Loss on Disposal of Asset, Net	$70	$24	$57	$578
Transaction Costs	100	425	145	933
Other	(362)	64	(177)	66
Other Operating (Income) Expense	$(192)	$513	$25	$1,577

Interest Expense
Interest on Debt Instruments	$8,543	$7,794	$17,104	$15,606
Amortization of Debt Issuance Costs	608	610	1,218	1,220
Total Interest Expense	9,151	8,404	18,322	16,826
Less: Amounts Capitalized	(1,180)	(1,089)	(2,690)	(1,726)
Interest Expense, Net	$7,971	$7,315	$15,632	$15,100

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	June 30,	December 31,
	2023	2022
Wells, Facilities, Water Ponds and Related Equipment	$492,720	$437,894
Pipelines	389,730	363,577
Land	463	463
Vehicles, Equipment, Computers and Office Furniture	21,859	20,219
Assets Subject to Depreciation	904,772	822,153
Projects and Construction in Progress	78,085	85,631
Total Property, Plant and Equipment	982,857	907,784
Accumulated Depreciation	(102,578)	(88,681)
Total Property, Plant and Equipment, Net	$880,279	$819,103

Accrued PP&E additions totaled $45.5 million and $26.4 million at June 30, 2023 and December 31, 2022, respectively.

Asset Exchanges

No asset exchanges were completed during the six months ended June 30, 2023.

During the six months ended June 30, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Assets Held for Sale and Asset Impairment

During the three months ended June 30, 2023, management entered into a non-binding letter of intent with a third party to sell certain of our assets. These assets met the criteria for classification as assets held for sale and are included as such on the condensed consolidated balance sheet at June 30, 2023. No impairment was recorded on these assets when they were classified as held for sale as their fair value exceeds their carrying value. The assets are no longer being depreciated. During the three months ended June 30, 2023, we received a $1.8 million deposit related to the anticipated sale, which is included in “Accrued and Other Current Liabilities” on the condensed consolidated balance sheet at June 30, 2023. The sale is anticipated to close in the third quarter of 2023.

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

Abandoned Assets

No assets were abandoned during the six months ended June 30, 2023.

During the second quarter of 2022, management determined that two previously acquired saltwater disposal wells (“SWD wells”) were no longer economically beneficial to the operations of the Company due to required workover costs and determined that the SWD wells should be shut-in and taken out of service. Also during the second quarter of 2022, management removed the cost of a well that was under construction in Texas. The well had encountered technical difficulties during the drilling phase and progress on the well was stopped. Accordingly, the costs and the associated accumulated depreciation related to these wells were removed and are included in “Abandoned Well Costs” in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at June 30, 2023.

The TRA liability totaled $98.1 million at June 30, 2023. The liability increased $0.1 million during the six months ended June 30, 2023 due to the redemption of Class B shares to Class A shares. See Note 9. Stockholders’ Equity.

As of June 30, 2023, we estimated that if all the remaining Solaris LLC units were redeemed for shares of our Class A common stock, the TRA liability would be approximately $223.2 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of June 30, 2023, we estimated the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $133.8 million, discounted. These amounts can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	June 30,	December 31,
	2023	2022
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility (1)	29,000	35,000
Total Long-Term Debt	429,000	435,000
Less: Unamortized Debt Issuance Costs	(5,144)	(6,079)
Total Long-Term Debt, Net of Debt Issuance Costs	$423,856	$428,921
(1)	Credit Facility borrowings bore weighted average interest rates of 8.066% and 6.967% at June 30, 2023 and December 31, 2022, respectively.

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

During the first quarter of 2023, we notified the trustee for the Notes that, for the year ended December 31, 2022, we had satisfied the Sustainability Performance Target (as defined in the indenture governing the Notes) in accordance with the requirements and procedures. As a result, the interest rate on the Notes will remain 7.625% for the remainder of the term of the Notes.

Credit Facility

Our amended and restated credit agreement (the “Credit Agreement”) provides for, among other things, (i) commitments of $200.0 million, (ii) a maturity date of April 1, 2025, (iii) loans made under our revolving credit facility (the “Credit Facility”) and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) a $75.0 million incremental revolving facility, which will be on the same terms as under the Credit Facility, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

In May 2023, the Credit Agreement was amended to, among other things, transition the loans under the Credit Facility to be made at the Secured Overnight Financing Rate (“SOFR”) instead of LIBOR and to allow financial reporting to be satisfied based on delivery of the consolidated financial statements of Aris Water Solutions, Inc., so long as it remains a passive holding company, instead of Solaris Midstream Holdings, LLC.

The Credit Facility provides for, at our option:

i.	Base rate borrowings that bear interest at the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) Term SOFR plus 0.10%; plus a margin that ranges from 175 basis points to 275 basis points, depending upon our leverage ratio; or
ii.	SOFR borrowings that bear interest at the lesser of (i) Term SOFR plus 0.10% plus a margin that ranges from 275 basis points to 375 basis points, depending upon our leverage ratio;

In addition, the Credit Facility provides for commitment fee rates that range from 37.5 basis points to 50.0 basis points, depending upon our leverage ratio.

As of June 30, 2023, we had $150 thousand in letters of credit outstanding and $170.9 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At June 30, 2023, we were in compliance with all covenants contained in the Credit Facility.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)	Classification	June 30, 2023	December 31, 2022
Assets
Right-of-Use Assets	Consolidated Balance Sheet	$9,165	$9,135
Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,185	$1,176
Noncurrent Lease Liabilities	Other Long-Term Liabilities	8,116	7,719

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Direct Operating Costs	$310	$226	$603	$446
General and Administrative	177	165	397	332
Total Lease Cost	$487	$391	$1,000	$778

Short-Term Leases

Our short-term lease cost, which consisted primarily of field equipment rentals, totaled $3.2 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $7.7 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Paid for Amounts Included in Lease Liabilities	$625	$542
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	1,415	(198)

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	June 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (Years)	6.3	6.6
Weighted Average Discount Rate	4.07%	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at June 30, 2023:

(in thousands)
Remainder of 2023	$735
2024	1,389
2025	1,127
2026	850
2027	1,871
Thereafter	4,742
Total Lease Payments	10,714
Less: Interest	(1,413)
Present Value of Lease Liabilities	$9,301

Leases That Have Not Yet Commenced

We have entered into an additional operating lease for office space, which will commence during the fourth quarter of 2023. Undiscounted future lease payments totaling $10.1 million will be included in the determination of the right-of-use assets and lease liabilities upon lease commencement.

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

Income Tax Expense (Benefit)

We recorded income tax expense of $1.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, substantially all of which was deferred. We recorded income tax expense (benefit) of $2.9 million and $(0.4) million for the six months ended June 30, 2023 and 2022, respectively, substantially all of which was deferred.

Effective Tax Rate

We record our income tax expense (benefit) using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the six months ended June 30, 2023 and 2022 was 13.7% and 12.5%, respectively. The difference between the federal statutory rate and our estimated annual ETR is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our deferred income tax assets, net decreased $2.8 million during the six months ended June 30, 2023.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2018 through 2022.

9.Stockholders’ Equity

Redemptions

During the six months ended June 30, 2023, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis as follows:

●	20,953 shares were redeemed on March 1, 2023; and
●	524 shares were redeemed on June 1, 2023.

During the six months ended June 30, 2022, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis as follows:

●	148,087 shares were redeemed on February 28, 2022; and
●	107,914 shares were redeemed on June 1, 2022.

Dividends and Distributions

On March 3, 2023 and May 8, 2023, we announced that our Board of Directors had declared quarterly dividends of $0.09 per share for the first and second quarter of 2023, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of

Solaris LLC for both the first quarter and second quarter of 2023, subject to the same payment and record dates.

On August 2, 2023, we announced that our Board of Directors had declared a quarterly dividend of $0.09 per share for the third quarter of 2023 on our Class A common stock. The dividend will be paid on September 28, 2023, to holders of record of our Class A common stock as of the close of business on September 14, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC, subject to the same payment and record dates.

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

Delivery Commitment

In 2023, we entered into an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. The agreement requires us to make payments for any shortfall in delivering an annual minimum volume under the commitment as well as a cumulative minimum volume over the duration of the term of the commitment. The minimum volume commitment is contingent on several performance factors to be achieved by the unaffiliated water disposal company throughout the term of the contract, which, if not achieved, would provide us with the option of cancelling the contract and discharging the remaining minimum volume commitment. We began delivering produced water under this agreement in June 2023.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of June 30, 2023, we had purchase obligations and commitments of approximately $39.8 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three and six months ended June 30, 2023, we recognized $1.5 million and $2.9 million of expense, respectively, related to environmental matters that were recorded in direct operating cost. For the three and six months ended June 30, 2022, the expense related to environmental matters was $0.3 million and $1.0 million, respectively. We also have insurance proceeds receivable of $4.2 million at June 30, 2023, which we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our Class A common stock:

(in thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) Attributable to Stockholders' Equity	$10,431	$4,039	$18,139	$(2,578)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	5,733	2,645	10,063	(1,750)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	4,698	1,394	8,076	(828)
Participating Basic Earnings (1)	(300)	(179)	(498)	(360)
Basic Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$4,398	$1,215	$7,578	$(1,188)
Reallocation of Participating Net Income (Loss)	-	-	-	-
Diluted Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$4,398	$1,215	$7,578	$(1,188)

Basic Weighted Average Shares Outstanding	30,036,593	21,984,313	29,985,869	21,918,639
Dilutive Performance-Based Stock Units	-	116,793	-	-
Dilutive Weighted Average Shares Outstanding	30,036,593	22,101,106	29,985,869	21,918,639

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.15	$0.06	$0.25	$(0.05)
Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.15	$0.05	$0.25	$(0.05)

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,554,393 weighted average shares and 27,561,348 weighted average shares of Class B common stock outstanding for the three and six months ended June 30, 2023, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings (loss) per share of Class A common stock. In addition, all PSUs were determined to be antidilutive for each 2023 period and were excluded from the computation of diluted earnings (loss) per share for those periods.

A total of 31,532,441 weighted average shares and 31,597,946 weighted average shares of Class B common stock outstanding for the three and six months ended June 30, 2022, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings (loss) per share of Class A common stock. In addition, no PSUs were determined to be antidilutive for the three months ended June 30, 2022. All PSUs were determined to be antidilutive for the six months ended June 30, 2022 and were excluded from the computation of diluted earnings (loss) per share.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan (the “2021 Plan”) allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,317,072	$13.78
Granted	1,002,167	10.22
Forfeited	(151,263)	11.95
Vested	(175,717)	14.78
Outstanding at June 30, 2023	1,992,259	$12.04

The RSUs granted during the six months ended June 30, 2023 generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of June 30, 2023, approximately $18.6 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	144,526	$25.36
Granted	358,551	8.44
Forfeited	(45,363)	16.11
Outstanding at June 30, 2023	457,714	$13.02

The PSUs granted in 2023 were granted to management under the 2021 Plan and have the following performance criteria:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. As of June 30, 2023, approximately $4.2 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the six months ended June 30, 2023:

Assumptions
Risk-free Interest Rate	4.32%
Volatility Range	24.31% - 78.49%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and six months ended June 30, 2023, included elsewhere in this report, as well as our 2022 Annual Report, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Second Quarter 2023 Results

Significant financial and operating highlights for the three months ended June 30, 2023 include:

●	Total water volumes handled or sold of 1,497 thousand barrels of water per day (“kbwpd”), an increase of 21% as compared with the second quarter of 2022
●	Recycled produced water volumes sold of 296 kbwpd, consistent with the second quarter of 2022, and groundwater volumes sold of 156 kbwpd, an increase of 50% as compared with the second quarter of 2022
●	Total revenue of $96.6 million, an increase of 27% as compared with the second quarter of 2022
●	Net income of $10.4 million, an increase of 158% as compared with the second quarter of 2022
●	Adjusted EBITDA (non-GAAP financial measure) of $42.6 million, an increase of 14% as compared with the second quarter of 2022
●	Dividend paid on our Class A common stock for the second quarter of 2023 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Beneficial Reuse Strategic Agreement

In January 2023, Exxon Mobil Corporation (“ExxonMobil”) joined our strategic agreement with Chevron U.S.A. Inc. (“Chevron U.S.A.”) and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Our goal under the strategic agreement is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. Aris is leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips and ExxonMobil. The treated water will then be reused in a variety of ongoing research projects, including non-consumptive agriculture, low emission hydrogen production and the direct air capture of atmospheric carbon dioxide. Aris, Chevron U.S.A., ConocoPhillips and ExxonMobil are working with appropriate regulators, with a goal to complete testing and performance evaluation of pilot technologies in the first half of 2024. We have incurred $0.5 million of research and development expense during the six months ended June 30, 2023, in conjunction with this alliance, and have a related receivable of $1.6 million from the other alliance members as of June 30, 2023.

General Trends and Outlook

Market Dynamics

The current conflict between Russia and Ukraine continues to have significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the length of the conflict and whether the conflict spreads beyond Ukraine’s borders.

In addition, commodity prices are being impacted by multiple factors such as supply disruptions and current recessionary concerns. During the three months ended June 30, 2023, the average West Texas Intermediate (“WTI”) crude oil spot price was $73.54 as compared with $108.83 for the three months ended June 30, 2022. During the six months ended June 30, 2023, the average WTI spot price was $74.73 as compared with $102.01 for the six months ended June 30, 2022.

Commodity prices will also continue to depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. On April 2, 2023, OPEC+ announced further oil output reductions.

We believe there are several industry trends that continue to provide meaningful support for future growth. Our key customers’ capital allocation to the Permian Basin and New Mexico in particular remains consistent and significant, including on acreage where the water sourcing and production is dedicated to us. Permian Basin oil and associated water production growth continues to outpace production growth in other parts of the United States.

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

During the first half of 2023, as compared with the first half of 2022, our revenue growth was partially offset by inflationary pressure on costs. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to remain significantly higher than our contractually allowed fee increases, we could continue to experience negative impacts to our operating margins.

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

Results of Operations

Results of operations were as follows for the three-month periods ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,
	2023	2022	2023 vs. 2022
Revenue
Produced Water Handling	$49,716	$35,525	$14,191	40%
Produced Water Handling—Affiliates	23,181	23,207	(26)	0%
Water Solutions	14,928	14,708	220	1%
Water Solutions—Affiliates	8,163	2,828	5,335	189%
Other Revenue	645	118	527	447%
Total Revenue	96,633	76,386	20,247	27%
Cost of Revenue
Direct Operating Costs	44,446	30,781	13,665	44%
Depreciation, Amortization and Accretion	19,086	16,203	2,883	18%
Total Cost of Revenue	63,532	46,984	16,548	35%
Operating Costs and Expenses
Abandoned Well Costs	—	5,415	(5,415)	N/M
General and Administrative	12,682	11,567	1,115	10%
Research and Development Expense	650	81	569	702%
Other Operating (Income) Expense	(192)	513	(705)	(137)%
Total Operating Expenses	13,140	17,576	(4,436)	(25)%
Operating Income	19,961	11,826	8,135	69%
Interest Expense, Net	7,971	7,315	656	9%
Income Before Income Taxes	11,990	4,511	7,479	166%
Income Tax Expense	1,559	472	1,087	230%
Net Income	$10,431	$4,039	$6,392	158%

N/M Not Meaningful

Results of operations were as follows for the six-month periods ended June 30, 2023 and 2022:

(in thousands)	Six Months Ended June 30,
	2023	2022	2023 vs. 2022
Revenue
Produced Water Handling	$95,816	$70,625	$25,191	36%
Produced Water Handling—Affiliate	46,321	44,288	2,033	5%
Water Solutions	28,810	26,352	2,458	9%
Water Solutions—Affiliate	16,147	5,972	10,175	170%
Other Revenue	1,110	118	992	841%
Total Revenue	188,204	147,355	40,849	28%
Cost of Revenue
Direct Operating Costs	88,291	57,452	30,839	54%
Depreciation, Amortization and Accretion	37,692	32,782	4,910	15%
Total Cost of Revenue	125,983	90,234	35,749	40%
Operating Costs and Expenses
Abandoned Well Costs	—	5,415	(5,415)	N/M
General and Administrative	24,481	22,278	2,203	10%
Impairment of Long-Lived Assets	—	15,597	(15,597)	N/M
Research and Development Expense	1,058	100	958	958%
Other Operating Expense	25	1,577	(1,552)	(98)%
Total Operating Expenses	25,564	44,967	(19,403)	(43)%
Operating Income	36,657	12,154	24,503	202%
Interest Expense, Net	15,632	15,100	532	4%
Income (Loss) Before Income Taxes	21,025	(2,946)	23,971	(814)%
Income Tax Expense (Benefit)	2,886	(368)	3,254	(884)%
Net Income (Loss)	$18,139	$(2,578)	$20,717	(804)%

N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to, or transfer for our customers.

Our volumes were as follows for the three-month periods ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	2023 vs. 2022
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,045	841	204	24%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	296	297	(1)	0%
Groundwater Volumes Sold	156	104	52	50%
Total Water Solutions Volumes	452	401	51	13%
Total Volumes	1,497	1,242	255	21%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.77	$0.77	$-	0%
Water Solutions Revenue/Barrel	$0.56	$0.48	$0.08	17%
Revenue/Barrel of Total Volumes	$0.70	$0.67	$0.03	4%
Direct Operating Costs/Barrel	$0.33	$0.27	$0.06	22%
Gross Margin/Barrel	$0.24	$0.26	$(0.02)	(8)%
Adjusted Operating Margin/Barrel (2)	$0.38	$0.41	$(0.03)	(7)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	See Non-GAAP Financial Measures below.

Our volumes were as follows for the six-month periods ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	2023 vs. 2022
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,008	822	186	23%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	277	285	(8)	(3)%
Groundwater Volumes Sold	151	85	66	78%
Groundwater Volumes Transferred (1)	—	12	(12)	N/M
Total Water Solutions Volumes	428	382	46	12%
Total Water Volumes	1,436	1,204	232	19%

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.78	$0.77	$0.01	1%
Water Solutions Revenue/Barrel	$0.58	$0.47	$0.11	23%
Revenue/Barrel of Total Volumes	$0.72	$0.68	$0.04	6%
Direct Operating Costs/Barrel	$0.34	$0.26	$0.08	31%
Gross Margin/Barrel	$0.24	$0.26	$(0.02)	(8)%
Adjusted Operating Margin/Barrel (3)	$0.38	$0.41	$(0.03)	(7)%

(1)	The groundwater transfer assets were sold in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	2023 vs. 2022
Skim Oil Volumes (bpd)	1,042	668	374	56%
Skim Oil Volumes/Produced Water Handling Volumes	0.10%	0.08%	0.02%	25%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$65.44	$99.23	$(33.79)	(34)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Our skim oil volumes recovered were as follows for the six-month periods ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	2023 vs. 2022
Skim Oil Volumes (bpd)	1,194	750	444	59%
Skim Oil Volumes/Produced Water Handling Volumes	0.12%	0.09%	0.03%	33%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$67.18	$90.72	$(23.54)	(26)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per unit amounts)	June 30,		June 30,
	2023	2022	2023	2022
Produced Water Handling Fees	$66,690	$52,703	$127,614	$102,597
Skim Oil Sales Revenue	6,207	6,029	14,523	12,316
Total Produced Water Handling Revenue	$72,897	$58,732	$142,137	$114,913

Produced Water Handling Fees/Bbl	$0.70	$0.69	$0.70	$0.69
Skim Oil Sales Revenue/Bbl	0.07	0.08	0.08	0.08
Total Produced Water Handling Revenue/Bbl	$0.77	$0.77	$0.78	$0.77

Produced water handling revenues for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022 increased primarily due to:

●	an increase of $13.0 million due to a 204 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements.

Produced water handling revenues for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022 increased primarily due to:

●	an increase of $23.5 million due to a 186 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements, and
●	an increase of $2.2 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received, offset by a reduction in average crude oil prices.

Water Solutions Revenue

Water solutions revenues for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022 increased primarily due to:

●	an increase of $2.6 million primarily due to a 52 kbwpd volume increase in groundwater volumes sold, and
●	an increase of $2.9 million related to pricing primarily due to groundwater volumes sold constituting a larger portion of overall water solutions volumes.

Water solutions revenues for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022 increased primarily due to:

●	an increase of $4.8 million primarily due to a 66 kbwpd volume increase in groundwater volumes sold, offset by a 12 kbwpd decrease in groundwater volumes transferred, and
●	an increase of $7.8 million related to pricing primarily due to groundwater volumes sold constituting a larger portion of overall water solutions volumes.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022 increased primarily due to higher volumes for both produced water handling and water solutions, as well as higher landowner royalties paid on increased skim oil revenue, cost inflation in labor and fuel expenses, and increased rental equipment associated with temporary power generation at recycling facilities. On a per barrel basis, direct operating costs increased for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022 due to higher landowner royalties paid on increased skim oil revenue, cost inflation in labor and fuel expenses, and increased rental equipment associated with temporary power generation at recycling facilities.

Direct operating costs for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022 increased due to higher volumes for both produced water handling and water solutions, as well as higher landowner royalties paid on increased skim oil revenue, cost inflation in labor and fuel expenses, increased filtration and waste disposal costs at recycling facilities and increased rental equipment associated with temporary power generation at recycling facilities. On a per barrel basis, direct operating costs increased for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022 due to higher landowner royalties paid on increased skim oil revenue, cost inflation in labor and fuel expenses, and increased filtration and waste disposal costs at recycling facilities.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and six months ended June 30, 2023 as compared with the three and six months ended June 30, 2022 increased primarily due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2023 as compared with the three and six months ended June 30, 2022 increased primarily due to increased compensation and benefits expenses associated with higher headcount and higher professional fees associated with an enterprise resource platform implementation and contracted accounting and tax services. G&A expenses for the three and six months ended June 30, 2023 included stock-based compensation expense of $2.9 million and $5.2 million, respectively. G&A expenses for the three and six months ended June 30, 2022 included stock-based compensation expense of $3.0 million and $5.2 million, respectively.

Impairment Expense

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2023 as compared with the three and six months ended June 30, 2022 increased primarily due to our Beneficial Reuse Strategic Agreement entered into in the fourth quarter of 2022, as described above.

Other Operating Expense

Other operating expense includes net gains and losses on asset sales, transaction costs and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Interest on Debt Instruments	$8,543	$7,794	$17,104	$15,606
Amortization of Debt Issuance Costs	608	610	1,218	1,220
Total Interest Expense	9,151	8,404	18,322	16,826
Less: Amounts Capitalized	(1,180)	(1,089)	(2,690)	(1,726)
Interest Expense, Net	$7,971	$7,315	$15,632	$15,100

Interest expense, net for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022 increased due to Credit Facility borrowings. The average outstanding debt balance for the three months ended June 30, 2023 was $447 million compared with $400 million for the three months ended June 30, 2022.

Interest expense, net for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022 increased due to Credit Facility borrowings and was partially offset by an increase in capitalized interest related primarily to the increase in assets under construction. The average outstanding debt balance for the six months ended June 30, 2023 was $446 million compared with $400 million for the six months ended June 30, 2022.

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

We believe this presentation is used by investors and professional research analysts for the valuation, comparison, rating and investment recommendations of companies within our industry. Additionally, we use this information for comparative purposes within our industry. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are not measures of financial performance under GAAP and should not be considered as measures of liquidity or as alternatives to net income or gross margin. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income and other measures prepared in accordance with GAAP, such as gross margin, operating income or cash flows from operating activities.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as temporary power costs, litigation expenses and severance costs), less any gains on sale of assets. For the fourth quarter of 2022, we began including research and development expense in our calculation of Adjusted EBITDA due to our new beneficial reuse pilot projects, which are discreet, non-revenue initiatives.

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

We seek to maximize our Adjusted Operating Margin in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, utilities, direct labor costs, chemical costs, workover, repair and maintenance costs and contract services comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin is incrementally benefited from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs and reduced power consumption.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss)	$10,431	$4,039	$18,139	$(2,578)
Interest Expense, Net	7,971	7,315	15,632	15,100
Income Tax Expense (Benefit)	1,559	472	2,886	(368)
Depreciation, Amortization and Accretion	19,086	16,203	37,692	32,782
Abandoned Well Costs	—	5,415	—	5,415
Impairment of Long-Lived Assets	—	—	—	15,597
Stock-Based Compensation	3,117	3,202	5,585	5,539
Loss on Disposal of Asset, Net	70	24	57	578
Transaction Costs	100	425	145	933
Research and Development Expense	650	81	1,058	100
Other	(362)	64	(466)	66
Adjusted EBITDA	$42,622	$37,240	$80,728	$73,164

Total Revenue	$96,633	$76,386	$188,204	$147,355
Cost of Revenue	(63,532)	(46,984)	(125,983)	(90,234)
Gross Margin	33,101	29,402	62,221	57,121
Depreciation, Amortization and Accretion	19,086	16,203	37,692	32,782
Adjusted Operating Margin	$52,187	$45,605	$99,913	$89,903
Total Volumes (Thousands of BBLs)	136,282	113,042	260,097	218,048
Adjusted Operating Margin/BBL	$0.38	$0.41	$0.38	$0.41

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

Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility or accessing the capital markets. We believe that our cash flows, undrawn Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of June 30, 2023, we had a cash balance of $4.0 million and working capital, defined as current assets less current liabilities, of $16.2 million. We had $400.0 million face value of Notes outstanding and $29.0 million outstanding under our Credit Facility, with $170.9 million of availability under the Credit Facility. As of June 30, 2023, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes. See Item 1. Financial Statements ─ Note 6. Long-Term Debt.

As of August 1, 2023, we had an outstanding balance of $44 million on our Credit Facility at a weighted average interest rate of 8.077%. The borrowings are primarily being used to fund our capital program.

In 2023, we entered into an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. We began delivering produced water under this agreement in June 2023. As of June 30, 2023, we had short-term purchase obligations for products and services of approximately $39.8 million due in the next twelve months. See Item 1. Financial Statements ─ Note 10. Commitments and Contingencies.

Dividends and Distributions

On March 3, 2023 and May 8, 2023, we announced that our Board of Directors had declared quarterly dividends of $0.09 per share for the first and second quarter of 2023, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for both the first quarter and second quarter of 2023, subject to the same payment and record dates.

On August 2, 2023, we announced that our Board of Directors had declared a quarterly dividend of $0.09 per share for the third quarter of 2023 on our Class A common stock. The dividend will be paid on September 28, 2023, to holders of record of our Class A common stock as of the close of business on September 14, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC, subject to the same payment and record dates.

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities totaled $96.5 million as compared with $37.3 million for the six months ended June 30, 2022. The net increase is primarily due to the $40.8 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses. Net cash provided by operating activities also included a net increase (decrease) of $30.6 million and ($21.2) million for the six months ended June 30, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payment of actual cash. The increase in cash provided from changes in working capital in 2023 was primarily due to lower receivable balances associated with improved collections timing.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities totaled $76.2 million as compared with $48.3 million for the six months ended June 30, 2022. Expenditures for property, plant and equipment were higher in 2023 as compared with 2022 primarily due to increased capital activity to support our growing operations, including our management agreement with Chevron Corporation.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities consisted of $6.0 million net Credit Facility repayments, $10.7 million dividends and distributions paid and $0.6 million treasury stock repurchases related to tax withholding on stock awards that vested. For the six months ended June 30, 2022, net cash used in financing activities totaled $13.9 million which consisted of dividends and distributions paid.

Capital Requirements

We expect our capital expenditures will be between approximately $160.0 million to $170.0 million for 2023, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

Critical Accounting Estimate ─ Goodwill

As further described in Critical Accounting Policies and Estimates – Impairment of Goodwill included in our 2022 Annual Report, we assess goodwill for impairment annually as of the fourth quarter of our fiscal year and more frequently when circumstances warrant. During the quarter ended March 31, 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. Based on the interim assessment, we determined no impairment was necessary as the fair value of our reporting unit exceeded its carrying value. We concluded there were no new impairment triggering events as of and for the three months ended June 30, 2023. As such, there was no goodwill impairment as of June 30, 2023.

Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market multiples and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgement, and these assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates and global supply chain constraints, among others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting unit include, but are not limited to, lower than forecasted revenue growth rates, higher operating or capital costs, lower operating margins, changes in discount rates and changes in income tax rates. A reduction in the estimated fair value of the reporting unit could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill. A goodwill impairment would have no effect on our liquidity or capital resources. However, it could result in a material non-cash charge and could materially adversely affect our financial results in the period recognized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2022 Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of June 30, 2023, we had $29.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 8.066%. The outstanding borrowings under our Credit Facility generally bear a rate of interest (after giving effect to the amendment to our amended and restated credit agreement discussed below) at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on the borrowings outstanding under our Credit Facility at June 30, 2023 would increase annual interest expense by approximately $0.3 million. In anticipation of the phase-out of LIBOR as a reference rate, our amended and restated credit agreement was amended to, among other things, transition the loans under the Credit Facility to be made at Term SOFR instead of LIBOR in May 2023. We cannot predict the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1

Second Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 9, 2023, File No. 001-40955).

3.2

Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

10.1†

Aris Water Solutions, Inc. Executive Severance Plan, effective as of May 12, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2023, file No. 001-40955).

10.2†*	Form of Director Restricted Stock Unit Award Agreement.
10.3*

Limited Waiver and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2023, among Solaris Midstream Holdings, LLC, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and lender.

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

August 3, 2023	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer