Form 10-Q
period 2023-09-30
Aris Water Solutions, Inc.
filed 2023-11-02
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-40955

Aris Water Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1022110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9651 Katy Freeway, Suite 400 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

(832) 304-7003

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

As of October 31, 2023, the registrant had 30,148,929 shares of Class A common stock, $0.01 par value per share, and 27,543,565 shares of Class B common stock, $0.01 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the ongoing Russia-Ukraine and Israel-Hamas conflicts on the global economy, including their impacts on financial markets and the energy industry;
●	the impacts of cost inflation on our operating margins and capital costs;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on governmental lands, and various other matters;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our ability to renew or replace expiring contracts on acceptable terms;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;

●	the impact of competition on our operations;
●	the degree to which our customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve, such as an economic slowdown or recession, concern over a potential recession, or increased uncertainty regarding the economic outlook;
●	physical, electronic and cybersecurity breaches; and
●	the other risks described in our 2022 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	September 30,	December 31,
	2023	2022
Assets
Cash	$24,184	$1,122
Accounts Receivable, Net	57,820	81,683
Accounts Receivable from Affiliate	23,296	46,029
Other Receivables	18,077	4,354
Prepaids and Deposits	2,241	5,805
Total Current Assets	125,618	138,993
Fixed Assets
Property, Plant and Equipment	1,021,516	907,784
Accumulated Depreciation	(112,151)	(88,681)
Total Property, Plant and Equipment, Net	909,365	819,103
Intangible Assets, Net	241,550	269,845
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	25,783	30,424
Right-of-Use Assets	16,760	9,135
Other Assets	853	1,281
Total Assets	$1,354,514	$1,303,366
Liabilities and Stockholders' Equity
Accounts Payable	$30,974	$22,982
Payables to Affiliate	1,177	3,021
Accrued and Other Current Liabilities	81,189	65,411
Total Current Liabilities	113,340	91,414
Long-Term Debt, Net of Debt Issuance Costs	429,324	428,921
Asset Retirement Obligation	18,136	17,543
Tax Receivable Agreement Liability	98,164	97,980
Other Long-Term Liabilities	16,756	10,421
Total Liabilities	675,720	646,279
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 30,334,399 issued and 30,023,826 outstanding as of September 30, 2023; 30,115,979 issued and 29,919,217 outstanding as of December 31, 2022	303	300
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,543,565 issued and outstanding as of September 30, 2023; 27,575,519 issued and outstanding as of December 31, 2022	275	276
Treasury Stock (at Cost), 310,573 shares as of September 30, 2023; 196,762 shares as of December 31, 2022	(4,259)	(2,891)
Additional Paid-in-Capital	325,655	319,545
Accumulated Deficit	(2,683)	(7,722)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	319,291	309,508
Noncontrolling Interest	359,503	347,579
Total Stockholders' Equity	678,794	657,087
Total Liabilities and Stockholders' Equity	$1,354,514	$1,303,366

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Produced Water Handling	$47,574	$39,674	$143,390	$110,299
Produced Water Handling — Affiliate	28,036	24,796	74,357	69,084
Water Solutions	20,370	20,392	49,180	46,744
Water Solutions — Affiliate	3,048	5,668	19,195	11,640
Other Revenue	761	246	1,871	364
Total Revenue	99,789	90,776	287,993	238,131
Cost of Revenue
Direct Operating Costs	44,687	43,885	132,978	101,337
Depreciation, Amortization and Accretion	19,445	16,942	57,137	49,724
Total Cost of Revenue	64,132	60,827	190,115	151,061
Operating Costs and Expenses
Abandoned Well Costs	1,214	9,222	1,214	14,637
General and Administrative	13,526	11,052	38,007	33,330
Impairment of Long-Lived Assets	—	—	—	15,597
Research and Development Expense	809	430	1,867	530
Other Operating (Income) Expense	(2,121)	239	(2,096)	1,816
Total Operating Expenses	13,428	20,943	38,992	65,910
Operating Income	22,229	9,006	58,886	21,160
Other Expense
Interest Expense, Net	7,955	6,763	23,587	21,863
Income (Loss) Before Income Taxes	14,274	2,243	35,299	(703)
Income Tax Expense (Benefit)	2,032	287	4,918	(81)
Net Income (Loss)	12,242	1,956	30,381	(622)
Net Income (Loss) Attributable to Noncontrolling Interest	6,829	1,257	16,892	(493)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$5,413	$699	$13,489	$(129)

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.17	$0.02	$0.42	$(0.03)
Diluted	$0.17	$0.02	$0.42	$(0.03)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	30,050,560	24,499,953	30,007,433	22,779,077
Diluted	30,050,560	24,546,632	30,007,433	22,779,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2023	2022
Cash Flow from Operating Activities
Net Income (Loss)	$30,381	$(622)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Deferred Income Tax Expense (Benefit)	4,773	(96)
Depreciation, Amortization and Accretion	57,137	49,724
Stock-Based Compensation	8,945	9,134
Impairment of Long-Lived Assets	—	15,597
Abandoned Well Costs	1,214	14,637
(Gain) Loss on Disposal of Assets, Net	(2,574)	481
Amortization of Debt Issuance Costs, Net	1,580	1,563
Other	(345)	377
Changes in Operating Assets and Liabilities:
Accounts Receivable	22,594	(33,683)
Accounts Receivable from Affiliate	22,771	(5,581)
Other Receivables	(13,359)	(2,139)
Prepaids and Deposits	3,564	4,215
Accounts Payable	(155)	3,233
Payables to Affiliate	(1,844)	913
Accrued Liabilities and Other	17,843	19,432
Net Cash Provided by Operating Activities	152,525	77,185

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(131,874)	(96,991)
Cash Paid for Asset Acquisitions	—	(3,353)
Proceeds from Sale of Property, Plant and Equipment	20,119	7,441
Net Cash Used in Investing Activities	(111,755)	(92,903)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(16,083)	(19,157)
Repurchase of Shares	(625)	—
Repayment of Credit Facility	(51,000)	—
Proceeds from Credit Facility	50,000	—
Net Cash Used in Financing Activities	(17,708)	(19,157)

Net Increase (Decrease) in Cash	23,062	(34,875)
Cash, Beginning of Period	1,122	60,055
Cash, End of Period	$24,184	$25,180

Supplementary Cash Flow Data
Cash Paid for Interest	$18,230	$15,250

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2023
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2023	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	20,953	-	(20,953)	267	-	-	-	(267)	-
Stock-based Compensation Expense	2	175,717	-	-	2,383	-	-	-	83	2,468
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(110)	-	-	-	-	(110)
Deferred Tax Assets Acquired	-	-	-	-	82	-	-	-	-	82
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,826)	(2,588)	(5,414)
Purchase of Treasury Stock	-	-	-	-	-	(599)	42,293	-	-	(599)
Net Income	-	-	-	-	-	-	-	3,378	4,330	7,708
Balance at March 31, 2023	$302	30,312,649	$276	27,554,566	$322,167	$(3,490)	239,055	$(7,170)	$349,137	$661,222
Redemption of Class B Shares for Class A Shares	-	524	-	(524)	7	-	-	-	(7)	-
Stock-based Compensation Expense	-	-	-	-	1,626	-	-	-	1,491	3,117
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(3)	-	-	-	-	(3)
Deferred Tax Assets Acquired	-	-	-	-	2	-	-	-	-	2
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,819)	(2,584)	(5,403)
Net Income	-	-	-	-	-	-	-	4,698	5,733	10,431
Balance at June 30, 2023	$302	30,313,173	$276	27,554,042	$323,799	$(3,490)	239,055	$(5,291)	$353,770	$669,366
Redemption of Class B Shares for Class A Shares	1	10,477	(1)	(10,477)	136	-	-	-	(136)	-
Stock-based Compensation Expense	-	10,749	-	-	1,816	-	-	-	1,544	3,360
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(71)	-	-	-	-	(71)
Deferred Tax Assets Acquired	-	-	-	-	48	-	-	-	-	48
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,805)	(2,577)	(5,382)
Purchase of Treasury Stock	-	-	-	-	(73)	(769)	71,518	-	73	(769)
Net Income	-	-	-	-	-	-	-	5,413	6,829	12,242
Balance at September 30, 2023	$303	30,334,399	$275	27,543,565	$325,655	$(4,259)	310,573	$(2,683)	$359,503	$678,794

	Three and Nine Months Ended September 30, 2022
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2022	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Redemption of Class B Shares for Class A Shares	1	148,087	(1)	(148,087)	1,786	-	-	-	(1,786)	-
Stock-based Compensation Expense	-	515	-	-	958	-	-	-	1,379	2,337
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,531)	-	-	-	-	(1,531)
Deferred Tax Assets Acquired	-	-	-	-	1,666	-	-	-	-	1,666
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,062)	(2,947)	(5,009)
Net Loss	-	-	-	-	-	-	-	(2,222)	(4,395)	(6,617)
Balance at March 31, 2022	$219	22,006,624	$316	31,568,017	$215,805	$(135)	10,191	$(4,741)	$381,921	$593,385
Redemption of Class B Shares for Class A Shares	1	107,914	(1)	(107,914)	1,315	-	-	-	(1,315)	-
Stock-based Compensation Expense	-	-	-	-	1,318	-	-	-	1,884	3,202
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(1,021)	-	-	-	-	(1,021)
Deferred Tax Assets Acquired	-	-	-	-	422	-	-	-	-	422
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,068)	(2,966)	(5,034)
Net Income	-	-	-	-	-	-	-	1,394	2,645	4,039
Balance at June 30, 2022	$220	22,114,538	$315	31,460,103	$217,839	$(135)	10,191	$(5,415)	$382,169	$594,993
Class A Shares issued for Acquisition	34	3,365,907	-	-	54,588	-	-	-	16,601	71,223
Redemption of Class B Shares for Class A Shares	7	648,781	(7)	(648,781)	8,275	-	-	-	(8,275)	-
Stock-based Compensation Expense	-	37,174	-	-	1,848	-	-	-	1,747	3,595
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(3,446)	-	-	-	-	(3,446)
Deferred Tax Assets Acquired	-	-	-	-	3,813	-	-	-	-	3,813
Dividends and Distributions ($0.09 per share)	-	-	-	-	-	-	-	(2,378)	(2,934)	(5,312)
Net Income	-	-	-	-	-	-	-	699	1,257	1,956
Balance at September 30, 2022	$261	26,166,400	$308	30,811,322	$282,917	$(135)	10,191	$(7,094)	$390,565	$666,822

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

Noncontrolling Interest

As of September 30, 2023, we own approximately 52% of Solaris LLC. Our consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by us.

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

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2023.

Goodwill

All of our goodwill is assigned to a single reporting unit. We perform our annual goodwill impairment test during the fourth quarter of our fiscal year, and more frequently if impairment indicators exist.

During the quarter ended March 31, 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. As a result of our interim test, no goodwill impairment was identified. The fair value of our reporting unit exceeded the carrying value by more than 10%. We concluded there were no new impairment triggering events as of and for the three and nine months ended September 30, 2023. As such, there was no goodwill impairment as of September 30, 2023.

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

Fair Value Information

The fair value of our 7.625% Senior Sustainability-Linked Notes (the “Notes”), which are fixed-rate debt, is estimated based on the published market prices for the same or similar issues. Management has designated this measurement as a Level 2 fair value measurement. The fair value of our Credit Facility (as defined below) approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to us. Management has designated this measurement as Level 3. Fair value information regarding our debt is as follows:

(in thousands)	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$387,308	$400,000	$398,828
Credit Facility	$34,000	$34,000	$35,000	$35,000

The carrying values of our other financial instruments, consisting of cash, accounts receivable and accounts payable, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $125.1 million and $96.8 million at September 30, 2023 and December 31, 2022, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of September 30, 2023 and December 31, 2022, we had accounts receivable from ConocoPhillips of $23.3 million and $46.0 million, respectively, that were recorded in accounts receivable from affiliate, and we had payables to ConocoPhillips of $1.1 million and $3.0 million, respectively, that were recorded in payables to affiliate. Revenues and expenses related to ConocoPhillips were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues from ConocoPhillips	$31,084	$30,464	$93,552	$80,724
Operating Expenses Reimbursed to ConocoPhillips	(1,160)	403	(1,177)	1,163

Operating expenses reimbursed to ConocoPhillips are related to ConocoPhillips’ costs incurred on our behalf and other ongoing operating expenses.

Collaborative Agreements

In November 2022, we announced that we had entered into a strategic agreement (the “Beneficial Reuse Strategic Agreement”) with Chevron U.S.A. Inc. and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In January 2023, Exxon Mobil Corporation (together with the Company, Chevron U.S.A. Inc. and ConocoPhillips, the “alliance members”) joined the Beneficial Reuse Strategic Agreement.

The Company reviewed the Beneficial Reuse Strategic Agreement and determined that it should be accounted for as a collaborative arrangement pursuant to Accounting Standards Codification 808, “Collaborative Arrangements” (“ASC 808”), as the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy. The Company has concluded that ASC 730, “Research and Development,” should be applied to the Beneficial Reuse Strategic Agreement.

The Company accounts for reimbursements of research and development costs under the Beneficial Reuse Strategic Agreement as contra-expenses in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within the collaborative arrangement. The Company classifies payments owed or receivables recorded as “Accrued and Other Current Liabilities” or “Other Receivables,” respectively, on the Company’s condensed consolidated balance sheet.

For the three and nine months ended September 30, 2023, the Company incurred $1.8 million and $3.9 million, respectively, in total research and development expenses relating to the Beneficial Reuse Strategic Agreement, which was offset by $1.4 million and $2.9 million, respectively, in amounts due from the other alliance members for reimbursement of these shared costs. As of September 30, 2023, the Company recorded $1.5 million due from the other alliance members for reimbursement of shared costs in “Other Receivables” on the Company’s condensed consolidated balance sheet.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was to be effective prospectively upon issuance through December 31, 2022 and applied from the beginning of an interim period that included the issuance date of this ASU. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024. All other provisions of ASU 2020-04 were unchanged. In May 2023, the Credit Agreement (as defined below) was amended to, among other things, transition the loans under the Credit Facility to be made at the Secured Overnight Financing Rate (“SOFR”) instead of LIBOR. The Company adopted this accounting pronouncement with the execution of the First Amendment to the Second Amended and Restated Credit Agreement in May 2023. See Note 6. Long-Term Debt for further discussion of the Company's accounting for its outstanding debt, credit facility and related issuance costs. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, we have elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	September 30,	December 31,
	2023	2022
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$7,323	$3,600
Reimbursable Research and Development Receivable	1,466	—
Property Insurance Receivable	6,000	—
Reimbursable Projects and Other	3,288	754
Total Other Receivables	$18,077	$4,354

Prepaids and Deposits
Prepaid Insurance and Other	$2,208	$5,744
Deposits	33	61
Total Prepaids and Deposits	$2,241	$5,805

Accrued and Other Current Liabilities
Accrued Operating Expense	$35,858	$28,877
Accrued Capital Costs	12,767	16,161
Accrued Interest	15,330	8,262
Accrued Compensation	9,032	4,809
Lease Liabilities	1,504	1,176
Asset Retirement Obligation	1,156	2,242
Other	5,542	3,884
Total Accrued and Other Current Liabilities	$81,189	$65,411

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$14,543	$7,719
Contingent Consideration Liability	2,213	2,702
Total Other Long-Term Liabilities	$16,756	$10,421

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$9,749	$7,658	$27,946	$21,755
Amortization - Intangible Assets	9,392	9,183	28,295	27,551
Accretion of Asset Retirement Obligations	304	101	896	418
Total Depreciation, Amortization and Accretion Expense	$19,445	$16,942	$57,137	$49,724

Other Operating (Income) Expense
(Gain) Loss on Disposal of Assets, Net	$(2,631)	$(97)	$(2,574)	$481
Transaction Costs	528	336	673	1,269
Other	(18)	—	(195)	66
Other Operating (Income) Expense	$(2,121)	$239	$(2,096)	$1,816

Interest Expense
Interest on Debt Instruments	$8,373	$7,759	$25,477	$23,365
Amortization of Debt Issuance Costs	612	610	1,830	1,830
Total Interest Expense	8,985	8,369	27,307	25,195
Less: Amounts Capitalized	(1,030)	(1,606)	(3,720)	(3,332)
Interest Expense, Net	$7,955	$6,763	$23,587	$21,863

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	September 30,	December 31,
	2023	2022
Wells, Facilities, Water Ponds and Related Equipment	$528,103	$437,894
Pipelines	413,092	363,577
Vehicles, Equipment, Computers and Office Furniture	24,091	20,219
Assets Subject to Depreciation	965,286	821,690
Land	463	463
Projects and Construction in Progress	55,767	85,631
Total Property, Plant and Equipment	1,021,516	907,784
Accumulated Depreciation	(112,151)	(88,681)
Total Property, Plant and Equipment, Net	$909,365	$819,103

Accrued PP&E additions totaled $31.2 million and $26.4 million at September 30, 2023 and December 31, 2022, respectively.

Asset Exchanges

No asset exchanges were completed during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Assets Sold and Asset Impairment

During the second quarter of 2023, management entered into a non-binding letter of intent with a third party to sell certain of our assets. These assets met the criteria for classification as assets held for sale as of June 30, 2023, and we closed the sale of these assets during the third quarter of 2023. We received cash consideration of $20.1 million and recorded a gain of $2.6 million, which is included in “Other Operating (Income) Expense” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

Abandoned Assets

During the three months ended September 30, 2023, management determined a stand-alone produced water handling facility was no longer economically beneficial to the operations of the Company and should be shut-in and taken out of service. Accordingly, we removed the costs and the associated accumulated depreciation and recognized a $1.2 million charge for the remaining book value of the asset. This charge is included in

“Abandoned Well Costs” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

During the third quarter of 2022, a stand-alone produced water handling facility was taken out of service, and $9.2 million in abandoned well costs are included in the condensed consolidated statements of operations for the three months ended September 30, 2022. Total abandonment expense of $14.6 million was recorded during the nine months ended September 30, 2022 and included the facility discussed above, as well as additional abandonment expense related to two previously acquired facilities that were no longer economically beneficial to the operations of the Company and the abandonment of a well under construction.

Delaware Energy Asset Acquisition

On August 1, 2022, we acquired from Delaware Energy, LLC (“Delaware Energy”) certain produced water handling facilities and other related assets and rights in Lea County and Eddy County, New Mexico. In connection with the closing and as consideration for the assets, we issued to the seller 3,365,907 shares of our Class A common stock and included volumetric-based contingent consideration. We estimated the fair value of the contingent consideration using a discounted cash flow model based on estimated royalty payments to be made over a five-year contractual period. Allocation of the purchase price to the acquired assets was based on relative fair values.

The following table sets forth our purchase price allocation as of December 31, 2022:

(in thousands, except share and per share amounts)
Equity Consideration
Number of Class A Shares Issued (1)	3,365,907
Fair Value Per Share on Transaction Closing Date	$21.16
Total Fair Value of Equity Consideration	$71,223
Fair Value of Contingent Consideration (2)	3,899
Total Fair Value of Consideration	$75,122

Purchase Price Allocation
Produced Water Handling Facilities	$72,736
Gathering Systems and Pipelines	2,716
Total Fair Value of Property Acquired	75,452
Less: ARO Liabilities Assumed	(330)
Total Purchase Price Allocation	$75,122

(1)	A portion of these shares are held in escrow and are released pursuant to the terms and conditions of the asset purchase agreement with Delaware Energy. During the three months ended September 30, 2023, 68,918 of these shares were released and returned to the Company for the reimbursement of certain post-acquisition workover costs. See Note 9. Stockholders’ Equity for further details.
(2)	As of September 30, 2023 and December 31, 2022, liabilities for contingent consideration of $1.2 million and $1.3 million are included in “Accrued and Other Current Liabilities,” respectively, on the condensed consolidated balance sheet, and liabilities for contingent consideration of $2.2 million and $2.7 million are included in “Other Long-Term Liabilities,” respectively, on the condensed consolidated balance sheet.

Contemporaneously with the issuance of the shares of Class A common stock, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc.

Other Asset Acquisition

During the third quarter of 2022, we purchased five ponds from ConocoPhillips, a related party, for a cash purchase price of $3.4 million.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at September 30, 2023.

The TRA liability totaled $98.2 million at September 30, 2023. The liability increased $0.2 million during the nine months ended September 30, 2023 due to the redemption of Class B shares to Class A shares. See Note 9. Stockholders’ Equity.

As of September 30, 2023, we estimated that if all the remaining Solaris LLC units were redeemed for shares of our Class A common stock, the TRA liability would be approximately $220.9 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of September 30, 2023, we estimated the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $132.5 million, discounted. These amounts can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Long-Term Debt

Our long-term debt consists of the following:

(in thousands)	September 30,	December 31,
	2023	2022
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility (1)	34,000	35,000
Total Long-Term Debt	434,000	435,000
Less: Unamortized Debt Issuance Costs	(4,676)	(6,079)
Total Long-Term Debt, Net of Debt Issuance Costs	$429,324	$428,921
(1)	Credit Facility borrowings bore weighted average interest rates of 8.246% and 6.967% at September 30, 2023 and December 31, 2022, respectively.

Senior Sustainability-Linked Notes

Our 7.625% Senior Sustainability-Linked Notes (the “Notes”) are due April 1, 2026. The Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility (see below). The Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time at redemption prices ranging from 103.8125% through March 31, 2025 to 100% on or after April 1, 2025. If we undergo a change of control, we may be required to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued interest.

During 2023, we notified the trustee for the Notes that, for the year ended December 31, 2022, we had satisfied the Sustainability Performance Target (as defined in the indenture governing the Notes) in accordance with the requirements and procedures of the indenture. As a result, the interest rate on the Notes will remain 7.625% for the remainder of the term of the Notes.

Credit Facility

Prior to the October amendment (discussed further below), our amended and restated credit agreement (as it may be amended and/or restated from time to time, the “Credit Agreement”) provided for, among other things, (i) commitments of $200.0 million, (ii) a maturity date of April 1, 2025, (iii) loans made under our revolving credit facility (the “Credit Facility”) and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $75.0 million, subject to certain conditions, (v) a leverage ratio covenant comprising a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level of 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

In May 2023, the Credit Agreement was amended to, among other things, transition the loans under the Credit Facility to be made at SOFR instead of LIBOR and to allow financial reporting to be satisfied based on delivery of the consolidated financial statements of Aris Water Solutions, Inc., so long as it remains a passive holding company, instead of Solaris Midstream Holdings, LLC.

Following the May 2023 amendments, and prior to the October 2023 amendments, the Credit Facility provided for, at our option:

i.	Base rate borrowings bearing interest at the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) Term SOFR for an interest period of one month plus 1.00%; plus a margin ranging from 175 basis points to 275 basis points, depending upon our leverage ratio; or
ii.	SOFR borrowings bearing interest at Term SOFR plus SOFR Adjustment of 0.10% plus a margin ranging from 275 basis points to 375 basis points, depending upon our leverage ratio.

In addition, the Credit Facility provided for commitment fee rates ranging from 37.5 basis points to 50.0 basis points, depending upon our leverage ratio.

As of September 30, 2023, we had $150 thousand in letters of credit outstanding and $165.9 million in revolving commitments available.

In October 2023, the Credit Agreement was amended and restated to provide for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, with a springing maturity of 91 days ahead of the Notes’ due date of April 1, 2026 in the event the Notes are voluntarily redeemed, repurchased, refinanced or otherwise retired in full prior to such springing maturity date, (iii) loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

The Credit Facility provides for, at our option:

i.	Base rate borrowings that bear interest at the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) Term SOFR for an interest period of one month plus 1.00%; plus a margin that ranges from 175 basis points to 275 basis points, depending upon our leverage ratio; or
ii.	SOFR borrowings that bear interest at Term SOFR plus SOFR Adjustment of 0.10% plus a margin that ranges from 275 basis points to 375 basis points, depending upon our leverage ratio.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. At September 30, 2023, we were in compliance with all covenants contained in the Credit Facility.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)		September 30,	December 31,
	Classification	2023	2022
Assets
Right-of-Use Assets	Right-of-Use Assets	$16,760	$9,135
Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,504	$1,176
Noncurrent Lease Liabilities	Other Long-Term Liabilities	14,543	7,719

The increase in our Right-of-Use Assets and related lease liabilities from December 31, 2022 is primarily related to our new corporate office space operating lease, which commenced during the three months ended September 30, 2023. The new office lease resulted in the recognition of a Right-of-Use Asset of $7.7 million, a Current Lease Liability of $0.3 million and a Noncurrent Lease Liability of $6.4 million, which are included in the consolidated balance sheet as of September 30, 2023.

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Direct Operating Costs	$324	$244	$927	$690
General and Administrative	230	166	627	498
Total Lease Cost	$554	$410	$1,554	$1,188

Short-Term Leases

Our short-term lease cost, which consisted primarily of field equipment rentals, totaled $5.3 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively, and $12.6 million and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

(in thousands)	Nine Months Ended September 30,
	2023	2022
Cash Paid for Amounts Included in Lease Liabilities	$1,051	$969
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	9,462	723

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (Years)	7.8	6.6
Weighted Average Discount Rate	6.17%	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at September 30, 2023:

(in thousands)
Remainder of 2023	$462
2024	2,315
2025	2,072
2026	1,814
2027	2,954
Thereafter	11,186
Total Lease Payments	20,803
Less: Interest	(4,756)
Present Value of Lease Liabilities	$16,047

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

Income Tax Expense (Benefit)

We recorded income tax expense of $2.0 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, substantially all of which was deferred. We recorded income tax expense (benefit) of $4.9 million and $(0.1) million for the nine months ended September 30, 2023 and 2022, respectively, substantially all of which was deferred.

Effective Tax Rate

We record our income tax expense (benefit) using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the nine months ended September 30, 2023 and 2022 was 13.9% and 11.5%, respectively. The difference between the federal statutory rate and our estimated annual ETR is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-

likely-than-not criteria of being realized. The balance of our deferred income tax assets, net decreased $4.6 million during the nine months ended September 30, 2023.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2018 through 2022.

9.Stockholders’ Equity

Redemptions

During the nine months ended September 30, 2023, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis as follows:

●	20,953 shares were redeemed on March 1, 2023;
●	524 shares were redeemed on June 1, 2023; and
●	10,477 shares were redeemed on September 1, 2023.

During the nine months ended September 30, 2022, Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis as follows:

●	148,087 shares were redeemed on February 28, 2022;
●	107,914 shares were redeemed on June 1, 2022; and
●	648,781 shares were redeemed on September 1, 2022.

Dividends and Distributions

On March 3, 2023, May 8, 2023 and August 2, 2023, we announced that our Board of Directors had declared quarterly dividends of $0.09 per share for the first, second and third quarters of 2023, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for each of the first, second and third quarters of 2023, subject to the same payment and record dates.

On October 31, 2023, our Board of Directors declared a quarterly dividend of $0.09 per share for the fourth quarter of 2023 on our Class A common stock. The dividend will be paid on December 21, 2023, to holders of record of our Class A common stock as of the close of business on December 7, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC, subject to the same payment and record dates.

Treasury Stock

In connection with the assets acquired from Delaware Energy, as discussed above, certain shares of our Class A common stock issued to the seller are held in escrow and can be released to the Company under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. During the three months ended September 30, 2023, 68,918 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in treasury stock at a value of $0.7 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.5 million.

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

Delivery Commitment

In the first quarter of 2023, we entered into an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. The agreement requires us to make payments for any shortfall in delivering an annual minimum volume under the commitment as well as a cumulative minimum volume over the duration of the term of the commitment. The minimum volume commitment is contingent on several performance factors to be achieved by the unaffiliated water disposal company throughout the term of the contract, which, if not achieved, would provide us with the option of cancelling the contract and discharging the remaining minimum volume commitment. We began delivering produced water under this agreement in June 2023.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of September 30, 2023, we had purchase obligations and commitments of approximately $31.5 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three and nine months ended September 30, 2023, we recognized $1.1 million and $4.0 million of expense, respectively, related to environmental matters that were recorded in direct operating cost. For the three and nine months ended September 30, 2022, the expense related to environmental matters was $0.9 million and $1.9 million, respectively. We also have insurance proceeds receivable of $7.3 million at September 30, 2023, which we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our Class A common stock:

(in thousands, except for share and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss) Attributable to Stockholders' Equity	$12,242	$1,956	$30,381	$(622)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	6,829	1,257	16,892	(493)
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	5,413	699	13,489	(129)
Participating Basic Earnings (1)	(344)	(179)	(835)	(539)
Basic Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$5,069	$520	$12,654	$(668)
Reallocation of Participating Net Income (Loss)	-	-	-	-
Diluted Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$5,069	$520	$12,654	$(668)

Basic Weighted Average Shares Outstanding	30,050,560	24,499,953	30,007,433	22,779,077
Dilutive Performance-Based Stock Units	-	46,679	-	-
Dilutive Weighted Average Shares Outstanding	30,050,560	24,546,632	30,007,433	22,779,077

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.17	$0.02	$0.42	$(0.03)
Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.17	$0.02	$0.42	$(0.03)

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,550,626 weighted average shares and 27,557,774 weighted average shares of Class B common stock outstanding for the three and nine months ended September 30, 2023, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings (loss) per share of Class A common stock. In addition, all PSUs were determined to be antidilutive for each 2023 period and were excluded from the computation of diluted earnings (loss) per share for those periods.

A total of 31,248,544 weighted average shares and 31,481,479 weighted average shares of Class B common stock outstanding for the three and nine months ended September 30, 2022, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings (loss) per share of Class A common stock. In addition, 19,086 and all PSUs were determined to be antidilutive for the three and nine months ended September 30, 2022, respectively, and were excluded from the computation of diluted earnings (loss) per share for those periods.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan (the “2021 Plan”) allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,317,072	$13.78
Granted	1,120,528	10.26
Forfeited	(166,996)	11.86
Vested	(223,640)	15.17
Outstanding at September 30, 2023	2,046,964	$11.86

The RSUs granted during the nine months ended September 30, 2023 generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of September 30, 2023, approximately $16.9 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	144,526	$25.36
Granted	358,551	8.44
Forfeited	(45,363)	16.11
Outstanding at September 30, 2023	457,714	$13.02

The PSUs granted in 2023 were granted to management under the 2021 Plan and have the following performance criteria:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. As of September 30, 2023, approximately $3.6 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the nine months ended September 30, 2023:

Assumptions
Risk-free Interest Rate	4.32%
Volatility Range	24.31% - 78.49%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and nine months ended September 30, 2023, included elsewhere in this report, as well as our 2022 Annual Report, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Third Quarter 2023 Results

Significant financial and operating highlights for the three months ended September 30, 2023 include:

●	Total water volumes handled or sold of 1,516 thousand barrels of water per day (“kbwpd”), an increase of 7% as compared with the third quarter of 2022
●	Recycled produced water volumes sold of 339 kbwpd, consistent with the third quarter of 2022, and groundwater volumes sold of 121 kbwpd, a decrease of 27% as compared with the third quarter of 2022
●	Total revenue of $99.8 million, an increase of 10% as compared with the third quarter of 2022
●	Net income of $12.2 million, an increase of 526% as compared with the third quarter of 2022
●	Adjusted EBITDA (non-GAAP financial measure) of $44.9 million, an increase of 14% as compared with the third quarter of 2022
●	Closed on the sale of certain assets for a gain of $2.6 million
●	Abandoned well costs of $1.2 million as compared with $9.2 million for the third quarter of 2022
●	Dividend paid on our Class A common stock for the third quarter of 2023 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Beneficial Reuse Strategic Agreement

In January 2023, Exxon Mobil Corporation (“ExxonMobil”) joined our strategic agreement (the “Beneficial Reuse Strategic Agreement”) with Chevron U.S.A. Inc. (“Chevron U.S.A.”) and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Our goal under the Beneficial Reuse Strategic Agreement is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. Aris is leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips and ExxonMobil. The treated water will then be reused in a variety of ongoing research projects, including non-consumptive agriculture, low emission hydrogen production and the direct air capture of atmospheric carbon dioxide. Aris, Chevron U.S.A., ConocoPhillips and ExxonMobil are working with appropriate regulators, with a goal to complete testing and performance evaluation of pilot technologies in the first half of 2024. For the three and nine months ended September 30, 2023, we incurred $1.8 million and $3.9 million, respectively, in total research and development expenses relating to the Beneficial Reuse Strategic Agreement, which was offset by $1.4 million and $2.9 million, respectively, in amounts due from the other alliance members for reimbursement of these shared costs. As of September 30, 2023, the Company recorded $1.5 million due from the other alliance members for reimbursement of shared costs in “Other Receivables” on the Company’s condensed consolidated balance sheet.

General Trends and Outlook

Market Dynamics

The ongoing Russia-Ukraine conflict has had, and the ongoing Israel-Hamas conflict may also have, significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the severity and duration of these conflicts and whether the conflicts spread to other countries or regions.

In addition, commodity prices are being impacted by multiple factors such as supply disruptions and current recessionary concerns. During the three months ended September 30, 2023, the average West Texas Intermediate (“WTI”) crude oil spot price was $82.25 as compared with $93.06 for the three months ended September 30, 2022. During the nine months ended September 30, 2023, the average WTI spot price was $77.27 as compared with $98.96 for the nine months ended September 30, 2022.

Commodity prices will also continue to depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. In April and July 2023, OPEC+ announced further oil output reductions, which are expected to continue through the end of 2024, and has led to increased prices during the three months ended September 30, 2023.

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

Cost Inflation

Since 2021, the U.S. has experienced increased wage and price inflation, as evidenced by increases in the Consumer Price Index (“CPI”). Although the current rate of consumer inflation has eased, core inflation remains high. The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates.

During the nine months ended September 30, 2023, as compared with the prior year period, our revenue growth was partially offset by inflationary pressure on costs. Our long-term, fee-based produced water handling contracts are generally subject to annual CPI based adjustments. However, many of our contractual CPI based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI were to remain significantly higher than our contractually allowed fee increases, we could continue to experience negative impacts to our operating margins.

Seismicity

We operate wells located in Seismic Response Areas in New Mexico and Texas, two of which have been partially curtailed. Due to the integrated nature of our pipeline network and our system-wide redundancy, we have been able to adapt to regulator responses to seismic activity, while continuing to provide service to our customers without material disruption in our operations. In addition, although we cannot anticipate with any certainty future regulatory actions and the effect such actions could have on our business, our compliance with state regulator seismic response actions to date has not resulted in any material volumetric, revenue or cash flow decreases.

Results of Operations

Results of operations were as follows for the three-month periods ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,
	2023	2022	2023 vs. 2022
Revenue
Produced Water Handling	$47,574	$39,674	$7,900	20%
Produced Water Handling—Affiliates	28,036	24,796	3,240	13%
Water Solutions	20,370	20,392	(22)	-%
Water Solutions—Affiliates	3,048	5,668	(2,620)	(46)%
Other Revenue	761	246	515	209%
Total Revenue	99,789	90,776	9,013	10%
Cost of Revenue
Direct Operating Costs	44,687	43,885	802	2%
Depreciation, Amortization and Accretion	19,445	16,942	2,503	15%
Total Cost of Revenue	64,132	60,827	3,305	5%
Operating Costs and Expenses
Abandoned Well Costs	1,214	9,222	(8,008)	(87)%
General and Administrative	13,526	11,052	2,474	22%
Research and Development Expense	809	430	379	88%
Other Operating (Income) Expense	(2,121)	239	(2,360)	(987)%
Total Operating Expenses	13,428	20,943	(7,515)	(36)%
Operating Income	22,229	9,006	13,223	147%
Interest Expense, Net	7,955	6,763	1,192	18%
Income Before Income Taxes	14,274	2,243	12,031	536%
Income Tax Expense	2,032	287	1,745	608%
Net Income	$12,242	$1,956	$10,286	526%
N/M Not Meaningful

Results of operations were as follows for the nine-month periods ended September 30, 2023 and 2022:

(in thousands)	Nine Months Ended September 30,
	2023	2022	2023 vs. 2022
Revenue
Produced Water Handling	$143,390	$110,299	$33,091	30%
Produced Water Handling—Affiliate	74,357	69,084	5,273	8%
Water Solutions	49,180	46,744	2,436	5%
Water Solutions—Affiliate	19,195	11,640	7,555	65%
Other Revenue	1,871	364	1,507	414%
Total Revenue	287,993	238,131	49,862	21%
Cost of Revenue
Direct Operating Costs	132,978	101,337	31,641	31%
Depreciation, Amortization and Accretion	57,137	49,724	7,413	15%
Total Cost of Revenue	190,115	151,061	39,054	26%
Operating Costs and Expenses
Abandoned Well Costs	1,214	14,637	(13,423)	(92)%
General and Administrative	38,007	33,330	4,677	14%
Impairment of Long-Lived Assets	—	15,597	(15,597)	N/M %
Research and Development Expense	1,867	530	1,337	252%
Other Operating (Income) Expense	(2,096)	1,816	(3,912)	(215)%
Total Operating Expenses	38,992	65,910	(26,918)	(41)%
Operating Income	58,886	21,160	37,726	178%
Interest Expense, Net	23,587	21,863	1,724	8%
Income (Loss) Before Income Taxes	35,299	(703)	36,002	(5,121)%
Income Tax Expense (Benefit)	4,918	(81)	4,999	(6,172)%
Net Income (Loss)	$30,381	$(622)	$31,003	(4,984)%
N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to, or transfer for our customers.

Our volumes were as follows for the three-month periods ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	2023 vs. 2022
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,056	905	151	17%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	339	345	(6)	(2)%
Groundwater Volumes Sold	121	166	(45)	(27)%
Total Water Solutions Volumes	460	511	(51)	(10)%
Total Volumes	1,516	1,416	100	7%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.78	$0.77	$0.01	1%
Water Solutions Revenue/Barrel	$0.55	$0.55	$-	-%
Revenue/Barrel of Total Volumes	$0.71	$0.69	$0.02	3%
Direct Operating Costs/Barrel	$0.32	$0.34	$(0.02)	(6)%
Gross Margin/Barrel	$0.26	$0.23	$0.03	13%
Adjusted Operating Margin/Barrel (2)	$0.40	$0.36	$0.04	11%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	See Non-GAAP Financial Measures below.

Our volumes were as follows for the nine-month periods ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	2023 vs. 2022
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,024	850	174	20%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	298	306	(8)	(3)%
Groundwater Volumes Sold	141	112	29	26%
Groundwater Volumes Transferred (1)	—	8	(8)	N/M %
Total Water Solutions Volumes	439	426	13	3%
Total Water Volumes	1,463	1,276	187	15%

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.78	$0.77	$0.01	1%
Water Solutions Revenue/Barrel	$0.57	$0.50	$0.07	14%
Revenue/Barrel of Total Volumes	$0.72	$0.68	$0.04	6%
Direct Operating Costs/Barrel	$0.33	$0.29	$0.04	14%
Gross Margin/Barrel	$0.24	$0.25	$(0.01)	(4)%
Adjusted Operating Margin/Barrel (3)	$0.39	$0.39	$-	-%

(1)	The groundwater transfer assets were sold in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	2023 vs. 2022
Skim Oil Volumes (bpd)	1,125	889	236	27%
Skim Oil Volumes/Produced Water Handling Volumes	0.11%	0.10%	0.01%	10%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$74.70	$85.36	$(10.66)	(12)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Our skim oil volumes recovered were as follows for the nine-month periods ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	2023 vs. 2022
Skim Oil Volumes (bpd)	1,171	797	374	47%
Skim Oil Volumes/Produced Water Handling Volumes	0.11%	0.09%	0.02%	22%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$69.61	$88.71	$(19.10)	(22)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands, except per unit amounts)	September 30,		September 30,
	2023	2022	2023	2022
Produced Water Handling Fees	$67,879	$57,486	$195,493	$160,083
Skim Oil Sales Revenue	7,731	6,984	22,254	19,300
Total Produced Water Handling Revenue	$75,610	$64,470	$217,747	$179,383

Produced Water Handling Fees/Bbl	$0.70	$0.69	$0.70	$0.69
Skim Oil Sales Revenue/Bbl	0.08	0.08	0.08	0.08
Total Produced Water Handling Revenue/Bbl	$0.78	$0.77	$0.78	$0.77

Produced water handling revenues for the three months ended September 30, 2023 as compared with the three months ended September 30, 2022 increased primarily due to an increase of $9.7 million due to a 151 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements.

Produced water handling revenues for the nine months ended September 30, 2023 as compared with the nine months ended September 30, 2022 increased primarily due to:

●	an increase of $33.3 million due to a 174 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements, and
●	an increase of $3.0 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Water Solutions Revenue

Water solutions revenues for the three months ended September 30, 2023 as compared with the three months ended September 30, 2022 decreased primarily due to a decrease of $2.6 million primarily due to a 51 kbwpd volume decrease in recycled and groundwater volumes sold.

Water solutions revenues for the nine months ended September 30, 2023 as compared with the nine months ended September 30, 2022 increased primarily due to:

●	an increase of $7.9 million related to pricing primarily due to groundwater volumes sold constituting a larger portion of overall water solutions volumes, and
●	an increase of $2.1 million primarily due to a 29 kbwpd volume increase in groundwater volumes sold.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended September 30, 2023 as compared with the three months ended September, 2022 increased primarily due to higher volumes for produced water handling, as well as higher landowner royalties paid on increased skim oil revenue. On a per barrel basis, direct operating costs were lower for the three months ended September 30, 2023 as compared with the three months ended September 30, 2022 due to higher volumes of produced water received and reduced rental equipment and diesel fuel costs at recycling facilities.

Direct operating costs for the nine months ended September 30, 2023 as compared with the nine months ended September 30, 2022 increased due to higher volumes for both produced water handling and water solutions, as well as higher landowner royalties paid on increased skim oil revenue, cost inflation in labor expenses and increased filtration and waste disposal costs. On a per barrel basis, direct operating costs increased for the nine months ended September 30, 2023 as compared with the nine months ended September 30, 2022 due to cost inflation in labor and fuel expenses and increased filtration and waste disposal costs at recycling facilities.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2023 as compared with the three and nine months ended September 30, 2022 increased primarily due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2023 as compared with the three and nine months ended September 30, 2022 increased primarily due to increased compensation and benefits expenses associated with higher headcount and higher professional fees associated with an enterprise resource platform implementation and contracted accounting and tax services. G&A expenses for the three and nine months ended September 30, 2023 included stock-based compensation expense of $3.1 million and $8.4 million, respectively. G&A expenses for the three and nine months ended September 30, 2022 included stock-based compensation expense of $3.6 million and $9.1 million, respectively.

Impairment Expense

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2023 increased as compared to the respective 2022 periods primarily due to our Beneficial Reuse Strategic Agreement entered into in the fourth quarter of 2022, as described above. The three and nine months ended September 30, 2023 included $0.4 million and $1.0 million of research and development expense, respectively, related to the Company’s share of expense associated with the Beneficial Reuse Strategic Agreement.

Other Operating Expense

Other operating expense includes net gains and losses on asset sales, transaction costs and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Interest on Debt Instruments	$8,373	$7,759	$25,477	$23,365
Amortization of Debt Issuance Costs	612	610	1,830	1,830
Total Interest Expense	8,985	8,369	27,307	25,195
Less: Amounts Capitalized	(1,030)	(1,606)	(3,720)	(3,332)
Interest Expense, Net	$7,955	$6,763	$23,587	$21,863

Interest expense, net for the three months ended September 30, 2023 as compared with the three months ended September, 2022 increased due to borrowings under our revolving credit facility (the “Credit Facility”). The average outstanding debt balance for the three months ended September 30, 2023 was $439 million compared with $400 million for the three months ended September 30, 2022.

Interest expense, net for the nine months ended September 30, 2023 as compared with the nine months ended September 30, 2022 increased due to Credit Facility borrowings and was partially offset by an increase in capitalized interest related primarily to an increase in assets under construction. The average outstanding debt balance for the nine months ended September 30, 2023 was $444 million compared with $400 million for the nine months ended September 30, 2022.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)	$12,242	$1,956	$30,381	$(622)
Interest Expense, Net	7,955	6,763	23,587	21,863
Income Tax Expense (Benefit)	2,032	287	4,918	(81)
Depreciation, Amortization and Accretion	19,445	16,942	57,137	49,724
Abandoned Well Costs	1,214	9,222	1,214	14,637
Impairment of Long-Lived Assets	—	—	—	15,597
Stock-Based Compensation	3,360	3,595	8,945	9,134
(Gain) Loss on Disposal of Assets, Net	(2,631)	(97)	(2,574)	481
Transaction Costs	528	336	673	1,269
Research and Development Expense	809	430	1,867	530
Other	(18)	(105)	(484)	(139)
Adjusted EBITDA	$44,936	$39,329	$125,664	$112,393

Total Revenue	$99,789	$90,776	$287,993	$238,131
Cost of Revenue	(64,132)	(60,827)	(190,115)	(151,061)
Gross Margin	35,657	29,949	97,878	87,070
Depreciation, Amortization and Accretion	19,445	16,942	57,137	49,724
Adjusted Operating Margin	$55,102	$46,891	$155,015	$136,794
Total Volumes (Thousands of BBLs)	139,429	130,267	399,525	348,315
Adjusted Operating Margin/BBL	$0.40	$0.36	$0.39	$0.39

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

As of September 30, 2023, we had a cash balance of $24.2 million and working capital, defined as current assets less current liabilities, of $12.3 million. We had $400.0 million face value of Notes outstanding and $34.0 million outstanding under our Credit Facility, with $165.9 million of availability under the Credit Facility. As of September 30, 2023, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes. In October 2023, we amended and restated the Credit Agreement which provides for, among other things, commitments of $350.0 million and a maturity date of October 12, 2027. See Item 1. Financial Statements ─ Note 6. Long-Term Debt.

On October 2, 2023, we made an interest payment of $15.3 million on the Notes. As of October 31, 2023, we had an outstanding balance of $49 million on our Credit Facility at a weighted average interest rate of 8.276%. The borrowings are primarily being used to fund our capital program.

During the first quarter of 2023, we entered into an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. We began delivering produced water under this agreement in June 2023. As of September 30, 2023, we had short-term purchase obligations for products and services of approximately $31.5 million due in the next twelve months. See Item 1. Financial Statements ─ Note 10. Commitments and Contingencies.

Dividends and Distributions

On March 3, 2023, May 8, 2023 and August 2, 2023, we announced that our Board of Directors had declared quarterly dividends of $0.09 per share for the first, second and third quarters of 2023, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for each of the first, second and third quarters of 2023, subject to the same payment and record dates.

On October 31, 2023, our Board of Directors declared a quarterly dividend of $0.09 per share for the fourth quarter of 2023 on our Class A common stock. The dividend will be paid on December 21, 2023, to holders of record of our Class A common stock as of the close of business on December 7, 2023. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC, subject to the same payment and record dates.

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities totaled $152.5 million as compared with $77.2 million for the nine months ended September 30, 2022. The net increase is primarily due to the $49.9 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses. Net cash provided by operating activities also included a net increase (decrease) of $51.4 million and ($13.6) million for the nine months ended September 30, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payment of actual cash. The increase in cash provided from changes in working capital in 2023 was primarily due to lower receivable balances associated with improved collections timing.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities totaled $111.8 million as compared with $92.9 million for the nine months ended September 30, 2022. Expenditures for property, plant and equipment were $131.9 million for the nine months ended September 30, 2023, as compared with $97.0 million for the nine months ended September 30, 2022 primarily due to increased capital activity to support our growing operations, including our long-term full-cycle water management agreement we entered into in May 2022 with Chevron U.S.A. Net cash provided by investing activities for the nine months ended September 30, 2023 included $20.1 million in cash proceeds related to an asset sale, as compared with $7.4 million in cash proceeds from the sale of property, plant and equipment during the nine months ended September 30, 2022. The nine months ended September 30, 2022 also included $3.4 million cash paid for the assets acquired from ConocoPhillips.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities consisted of $1.0 million net Credit Facility repayments, $16.1 million dividends and distributions paid and $0.6 million treasury stock repurchases related to tax withholding on stock awards that vested. For the nine months ended September 30, 2022, net cash used in financing activities totaled $19.2 million which consisted of dividends and distributions paid.

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

Critical Accounting Estimate ─ Goodwill

As further described in Critical Accounting Policies and Estimates – Impairment of Goodwill included in our 2022 Annual Report, we assess goodwill for impairment annually as of the fourth quarter of our fiscal year and more frequently when circumstances warrant. During the quarter ended March 31, 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. Based on the interim assessment, we determined no impairment was necessary as the fair value of our reporting unit exceeded its carrying value. We concluded there were no new impairment triggering events as of and for the three and nine months ended September 30, 2023. As such, there was no goodwill impairment as of September 30, 2023.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of September 30, 2023, we had $34.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 8.246%. The outstanding borrowings under our Credit Facility generally bear a rate of interest (after giving effect to the amendment to our amended and restated credit agreement discussed below) at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on the borrowings outstanding under our Credit Facility at September 30, 2023 would increase annual interest expense by approximately $0.3 million. In anticipation of the phase-out of LIBOR as a reference rate, our amended and restated credit agreement was amended to, among other things, transition the loans under the Credit Facility to be made at Term SOFR instead of LIBOR in May 2023. We cannot predict the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock occurring in the third quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/2023 - 7/31/2023	-	$-	-	-
8/1/2023 - 8/31/2023 (1)	68,918	18.42	-	-
9/1/2023 - 9/30/2023 (2)	2,600	10.24	-	-
Total	71,518	$18.12	-	-
(1)	Represents shares of our Class A common stock released from escrow for the non-cash reimbursement of certain post-acquisition workover costs pursuant to the Delaware Energy asset purchase agreement. The price shown reflects the price of such shares under the terms of the asset purchase agreement. The cost at the date of receipt of such shares by the Company was $10.78.
(2)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1

Third Amended and Restated Credit Agreement, dated as of October 12, 2023, among Solaris Midstream Holdings, LLC, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2023, File No. 001-40955).

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

November 2, 2023	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer