Form 10-K
period 2023-12-31
Aris Water Solutions, Inc.
filed 2024-02-29
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2023: $329.8 million

As of February 26, 2024, the registrant had 30,251,613 shares of Class A common stock, $0.01 par value per share, and 27,543,565 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report.

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

CPI. The Consumer Price Index.

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
Permian Basin. A large sedimentary basin located in West Texas and Southeastern New Mexico.
RCRA. The federal Resource Conservation and Recovery Act.
Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002.
SDWA. The federal Safe Drinking Water Act.
SEC. The United States Securities and Exchange Commission. SOFR. Secured Overnight Financing Rate. SRA. Seismic Response Area.
TRA. Tax Receivable Agreement. TRC. The Texas Railroad Commission.
TSCA. The Toxic Substances Control Act.
UIC. Underground Injection Control. USFWS. The U.S. Fish and Wildlife Service WTI. West Texas Intermediate, a crude oil pricing index reference.

Introductory Note Regarding Definitions

The registrant, Aris Water Solutions, Inc. (“Aris Inc.”), was incorporated on May 26, 2021 as a Delaware corporation. Aris Inc. was formed to serve as the issuer in an IPO of equity, which was completed on October 26, 2021. Concurrent with the completion of the IPO, Aris Inc. became the new parent holding company of Solaris Midstream Holdings, LLC (“Solaris LLC”), a Delaware limited liability company. Except as otherwise indicated or required by the context, all references to “Aris Inc.,” “Solaris LLC,” the “Company,” “we,” “our,” and “us” or similar terms refer to (i) Solaris LLC and its consolidated subsidiaries before the completion of the Corporate Reorganization, defined below, in connection with the IPO and (ii) Aris Inc. and its consolidated subsidiaries as of the completion of the Corporate Reorganization and thereafter.

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

●	the impact of the current Russia-Ukraine and Israel-Hamas conflicts on the global economy, including its impacts on financial markets and the energy industry;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to successfully implement our business plan;
●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	the impact of competition on our operations, including our ability to renew or replace expiring contracts on acceptable terms;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	our ability to comply with covenants contained in our debt instruments;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal and state lands and various other matters;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve;
●	physical, electronic and cybersecurity breaches;
●	accidents, weather, seasonality or other events affecting our business;
●	changes in tax laws, regulations or policies;
●	the effects of litigation;
●	the continued development of the COVID-19 pandemic; and
●	plans, objectives, expectations and intentions contained in this report that are not historical.

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

Risks Related to Our Business

●	Our business depends on capital spending by the oil and gas industry in the Permian Basin, which could be negatively impacted by industry and market conditions over which we have no control.
●	If oil prices or natural gas prices remain volatile or were to decline, the demand for our services could be adversely affected, and have an impact on our contract pricing and skim oil sales.
●	We may be unable to implement price increases or maintain profit margins on our services.
●	We operate in a highly competitive industry, which could negatively affect our ability to expand our operations, including limiting our access to rights-of-way.
●	Growing or adapting our business by constructing new transportation systems and facilities subjects us to construction risks.
●	We may face opposition to the operation of our water pipelines and facilities from various groups.
●	Efforts among those in the investment community that are opposed to the oil and natural gas industry may adversely affect our business.
●	We may be unable to attract and retain key members of management, qualified members of our Board of Directors (the “Board”) and other key personnel.
●	Inherent risks associated with our operations may not be fully covered under our insurance policies.
●	The loss of one or more of our customers could adversely affect our business.
●	Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us.
●	Our lack of diversification increases the risk of an investment in us and we are vulnerable to risks associated with operating primarily in one geographic area.
●	We may not be able to keep pace with technological developments in our industry.
●	We may be required to take write-downs of the carrying values of certain assets and goodwill.
●	Restrictive covenants under our debt instruments may limit our financial flexibility.

Legal and Regulatory Risks

●	Restrictions on the ability to procure water could decrease the demand for our services.
●	We may face increased obligations relating to the closing of our water handling facilities.
●	Fuel conservation measures could reduce demand for our services.
●	Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to handle produced water.

●	Climate change legislation, laws, and regulations, including ESG-related disclosure requirements, could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.
●	A portion of our customers’ oil and gas leases are granted by the federal government, which may suspend or terminate such leases.
●	Laws and regulations related to hydraulic fracturing could result in increased costs and additional operating restrictions that may reduce demand for our services.
●	Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Risks Related to Our Class A Common Stock

●	Our sole material asset is our equity interest in Solaris LLC and we are accordingly dependent upon distributions from Solaris LLC to pay taxes and other expenses.
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our governing organizational documents, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals.
●	We cannot assure that we will continue to pay any dividends on our Class A common stock, and our indebtedness could limit our ability to pay dividends on our Class A common stock.
●	Payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
●	We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
●	The market price per share of our Class A common stock is more volatile as there is a less active trading market for the shares.

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

We provide critical environmental solutions to many of the most active and well-capitalized companies operating in the Permian Basin, including the following companies and/or their affiliates: ConocoPhillips, Chevron Corporation and Mewbourne Oil Company, Inc. Operators are increasingly focused on minimizing their environmental impact as a measure of success with an emphasis on rapidly increasing the use of recycled produced water in their operations. Our expansive infrastructure, advanced logistics and water treatment methods allow us to reliably gather our customers’ produced water and recycle it for use in their operations. We believe our solutions make a significant contribution to the ability of our customers to achieve their sustainability-related objectives. Since inception, we have been committed to responsibly developing, operating and deploying technology to safely reduce our customers’ environmental footprint.

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

Our business provides reliable and sustainable water solutions which address the operational and environmental demands of the energy industry and actively reduce emissions. Through our significant investment in permanent pipeline infrastructure to safely gather and transport produced water, we minimize the need for produced water trucking, a major contributor of GHG emission, traffic congestion and road safety concerns in the communities in which we operate. Additionally, we are leaders in the evaluation, piloting and advancement of water treatment technologies, including the development of solutions for the use of treated produced water outside of the oil and gas industry. For example, we are piloting and developing proprietary processes for treating produced water for environmental, agricultural and industrial water demand, including evaluating the use of treated produced water as process water for recharging aquifer systems, carbon sequestration and direct air capture.

Our strong company culture includes commitments to our employees and our shareholders, which we believe will benefit all of our constituents. We have created a work environment that fosters a diverse and inclusive company culture with over 50% minority and/or female representation in our workforce as of December 31, 2023. Additionally, we prioritize safety in our operations through rigorous training, structured protocols and ongoing automation of our operations.

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

Between July 2019 (the month which we began recycling at scale) and December 31, 2023, we recycled approximately 295 million barrels, or approximately 12.4 billion gallons, of produced water. We are committed to providing our customers with a more secure and sustainable alternative to fresh and other sources of groundwater through our innovative technologies and recycling capabilities. By reducing our customers’ dependence on groundwater, we can contribute to their sustainability efforts and the sustainability of the broader energy industry while also providing benefits to our stakeholders and the communities in which we operate.

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

Our Produced Water Handling business gathers, transports and, unless recycled, handles produced water generated from oil and natural gas production. Our Produced Water Handling business is supported by long-term contracts with acreage dedications or MVCs, primarily with large, well-capitalized operators.

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

Our business is driven by gathering produced water volumes for our Produced Water Handling business and delivering recycled water volumes to customers for our Water Solutions business. In our Produced Water Handling business, we grew our handling volumes from approximately 873,000 barrels per day for the year ended December 31, 2022 to approximately 1,042,000 barrels per day for the year ended December 31, 2023, an increase of 19%. Within our Water Solutions business, we grew our recycled volumes sold from approximately 300,000 barrels per day on average for the year ended December 31, 2022 to approximately 324,000 barrels per day on average for the year ended December 31, 2023, an increase of 8%, and we increased our groundwater volumes sold from approximately 105,000 barrels per day on average for the year ended December 31, 2022 to approximately 126,000 barrels per day on average for the year ended December 31, 2023, an increase of 20%.

Operating Metrics

Total volumes and per barrel operating metrics were as follows for the periods indicated:

(in thousands, except per barrel data)	Year Ended December 31,
	2023	2022	2021
Produced Water Handling Volumes (kbwpd)	1,042	873	707
Water Solutions Volumes (kbwpd) (1)	450	411	240
Total Water Volumes (kbwpd)	1,492	1,284	947

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.78	$0.77	$0.72
Water Solutions Revenue/Barrel	$0.56	$0.51	$0.50
Revenue/Barrel of Total Volumes	$0.72	$0.68	$0.66
Direct Operating Costs/Barrel (3)	$0.33	$0.30	$0.26
Gross Margin/Barrel	$0.25	$0.24	$0.22
Adjusted Operating Margin/Barrel (4)	$0.39	$0.39	$0.41

(1)	Includes recycled volumes sold of approximately 324,000, 300,000 and 123,000 barrels per day for the years ended December 31, 2023, 2022 and 2021, respectively. Also includes groundwater transfer volumes of approximately 6,000 and 44,000 barrels per day for the years ended December 31, 2022 and 2021, respectively, which related assets were sold in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	Direct operating costs include landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense, repair and maintenance of facilities, equipment rentals and environmental remediation.
(4)	Adjusted Operating Margin/Barrel is a Non-GAAP measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Non-GAAP Financial Measures.

Asset Overview

Our recognized operational capability is supported by our automated and high-capacity integrated pipeline network. Our pipeline and water handling assets are comprised primarily of pipelines, pumps and handling and recycling facilities located entirely in the Delaware and Midland sub-basins of the broader Permian Basin. These interconnected assets support both our Produced Water Handling and Water Solutions businesses. We currently have approximately 745 miles of produced water pipeline, which includes approximately 550 miles of larger diameter (12- to 24-inch) pipelines. We have 66 produced water handling facilities and operate 23 high-capacity produced water recycling facilities. Our systems provide an alternative to operators managing their own produced water infrastructure.

The following map describes our active assets as of December 31, 2023:

Asset Footprint

NM
OK
TX
Martin
Howard
Midland
Glasscock
0
10
Mi
Lea
Culberson
Reeves
Loving
Winkler
Ector
0
10
Mi

Aris Infrastructure

- Produced Water Pipeline
- Right of Way
- Water Handling Facility
- Water Recycling Facility

Customer Acreage

- Contracted

Asset Highlights as of December 31, 2023	
Miles of Pipeline	~745
Produced Water Handling Capacity	~1,750 kbwpd
Water Recycling Capacity	~1,500 kbwpd
Contracted Acres	~625,000

Our Assets

Produced Water Handling Facilities

Our handling facilities, which are designed to process, store and/or dispose of produced water that is not recycled, are essential to our ability to deliver reliable and cost-effective water gathering services to existing and prospective customers across a large geographic footprint. As of December 31, 2023, we have 66 produced water handling facilities which had approximately 1.8 million barrels per day of capacity.

December 31, 2023	Pipelines (Miles)	Number of Water Handling Facilities	Water Handling Capacity (kbwpd)
Installed	745	66	1,750

We have secured significant permits and rights-of-way for additional pipelines and water handling facilities. As of December 31, 2023, we had approximately 220 miles of additional permitted pipeline rights-of-way and approved permits for an additional 35 produced water handling facilities with approximately 1.2 million barrels per day of permitted handling capacity. This significant backlog of permitted handling capacity provides us with valuable optionality and a competitive advantage as it allows us to react quickly to meet existing and new customer demand without potential permitting delays.

December 31, 2023	Pipelines (miles)	Number of Water Handling Facilities	Water Handling Capacity (kbwpd)
Permitted, Not Installed	220	35	1,180

Recycling Facilities

Our recycling facilities include water filtration, treatment, storage and redelivery assets. We construct our recycling facilities at strategic locations on our pipeline network where there is both significant customer demand for recycled produced water and high volumes of produced water available. As of December 31, 2023, we had 23 facilities operational in the Delaware Basin with approximately 1.5 million barrels per day of treatment capacity and access to approximately 19.5 million barrels of owned or leased storage capacity.

December 31, 2023	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)
Active Facilities	23	1,500

We also have the option to rapidly expand our recycling footprint as needed by developing an additional 21 locations that are either permitted or in the process of being permitted. We operate and construct both fixed treatment facilities and modular treatment systems that we can quickly assemble to capitalize on market opportunities.

December 31, 2023	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)
Facilities Permitted or in Process of Permitting	21	1,300

Our Customers and Contracts

Customers

We have long-term contracts with some of the most active and well-capitalized oil and gas operators in the Permian Basin that are increasingly focused on sustainability and minimizing the environmental impact of their operations. Since inception, we have consistently won new contracts and deepened relationships with existing customers, many of which have executed multiple contracts with us. As of December 31, 2023, we have approximately 95 contracts for our Produced Water Handling and Water Solutions businesses with approximately 35 different customers across approximately 625,000 dedicated acres.

As of December 31, 2023, the weighted average remaining life of our produced water handling acreage dedication contracts was approximately 7.8 years. Our largest customers for the year ended December 31, 2023 were affiliates of ConocoPhillips, Chevron Corporation and Mewbourne Oil Company, Inc. These customers represented approximately 62% of our revenue for the year ended December 31, 2023. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information.

Contracts — Produced Water Handling

As produced water volumes from oil and natural gas production in the Permian Basin have significantly grown in recent years, long-term contract structures like those used in the hydrocarbon midstream sector have been adopted for water services. In our Produced Water Handling business, we primarily enter into two types of contracts with our customers: acreage dedications and MVCs. These contractual arrangements are generally long-term. All produced water transported on our gathering pipeline infrastructure for handling or recycling is subject to fee-based contracts, which are generally subject to limited annual CPI-based adjustments.

Acreage Dedications. Acreage dedications are term contracts pursuant to which a customer dedicates all water produced from current and future wells that they own or operate in a dedicated area to our system. In turn, we commit to gather and handle such produced water. During 2023, we added approximately 7,400 net dedicated acres and divested assets with approximately 34,500 net acres. As of December 31, 2023, our acreage dedications covered a total of approximately 625,000 acres and had a weighted average remaining life of approximately 7.8 years.

MVCs. Under our MVC contracts, our customers guarantee to (i) deliver a certain minimum daily volume of produced water to our pipeline network at an agreed upon fee, or (ii) pay a deficiency fee if the minimum daily volume is not met for a specified period. As of December 31, 2023, our contracted aggregate MVCs totaled approximately 130,000 bwpd of produced water, and the weighted average remaining life of our MVCs was 2.7 years.

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

The following table provides an overview of our active contracts:

	Year Ended December 31,
Percentage of Produced Water Handling Revenue	2023	2022	2021
Acreage Dedication	72%	67%	70%
Minimum Volume Commitments	12%	9%	16%
Spot Volumes	6%	13%	9%
Skim Oil Sales	10%	11%	5%
Total	100%	100%	100%

Acreage dedications and minimum volume commitments were as follows:

December 31, 2023
Acreage Dedications
Acreage Under Contract (thousands of acres)	625
Weighted Average Remaining Life (years)	7.8

Minimum Volume Commitments
Volumetric Commitment (kbwpd)	130
Weighted Average Remaining Life (years)	2.7

Certain contracts included in the table above include both an acreage dedication and a minimum volume commitment. These contracts represent approximately 56,000 acres of the total acreage under contract and 85 kbwpd of the total volumetric commitment.

Delivery Commitment

During the first quarter of 2023, we entered into an agreement with an unaffiliated water disposal company to dispose a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. We began delivering produced water under this agreement in June 2023. As of December 31, 2023, the remaining minimum commitment was $25.8 million, undiscounted. See Part II, Item 1. Financial Statements – Note 13. Commitments and Contingencies for more information.

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

Innovation in Recycling and Sustainable Water Management

Our goal is to maximize the amount of produced water we recycle as a percentage of the produced water we gather. We are partnering with leading oil and gas operators, scientists and universities in the field of water treatment to identify, adapt and pilot innovative technologies for beneficial reuse of produced water. We are actively working with the U.S. Department of Energy and the New Mexico Produced Water Research Consortium to advance certain initiatives related to produced water management, treatment technologies and beneficial reuse. We have identified potential opportunities to treat and discharge produced water for beneficial use including supplementing irrigation water demand, recharging aquifer systems, providing irrigation for range grasses for carbon sequestration and process water for direct air capture carbon sequestration.

Research Grant by the Department of Energy

In December 2023, we were selected by the Department of Energy (“DOE”) to receive a research grant related to the treatment and desalination of produced water as an irrigation source for non-consumptive agriculture. The terms and conditions of the grant are currently being negotiated and if awarded, would allow us to further expand our ongoing greenhouse study with Texas A&M AgriLife Extension Service, which uses treated and desalinated produced water to grow cotton and grasses. A wide range of partners from academia, agriculture and the oil and gas industry are expected to contribute to this ongoing study, which we will continue to lead. The study is designed to demonstrate and optimize field-scale produced water treatment and desalination which is customized for agricultural irrigation applications.

In addition, the study is expected to be expanded to evaluate the extraction of valuable minerals and constituents contained in the produced water, such as ammonia, with the objective of investigating direct-use products for the agriculture industry. Importantly, the study is expected to support further evaluation of carbon sequestration benefits that are related to specific agricultural applications using treated produced water.

Beneficial Reuse Strategic Agreement

In November 2022, we announced that we had entered into a strategic agreement (the “Beneficial Reuse Strategic Agreement”) with Chevron U.S.A. Inc. (“Chevron U.S.A.”) and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In January 2023, ExxonMobil Corporation (“ExxonMobil”) joined the Beneficial Reuse Strategic Agreement to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Aris Inc., Chevron U.S.A., ConocoPhillips and ExxonMobil’s goal under the Beneficial Reuse Strategic Agreement is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes.

We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips and ExxonMobil. We expect the treated water may be reused in a variety of research projects, including non-consumptive agriculture, low emission hydrogen production and the direct air capture of atmospheric carbon dioxide. Aris Inc., Chevron U.S.A., ConocoPhillips and ExxonMobil are working with appropriate regulators, with a goal to complete testing and performance evaluation of pilot technologies by the end of the third quarter of 2024.

Water Standard Asset Acquisition

In October 2022, we acquired certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard Management (US), Inc. (“Water Standard”) that are currently being applied onsite in pilot operations to accelerate the advanced treatment and beneficial reuse of produced water in the Permian Basin. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4. Acquisitions.

Our People

As of December 31, 2023, we had a total of 251 employees, 94 of which service our corporate function, and 157 work in field locations. We hire independent contractors on an as needed basis. We and our employees are not subject to any collective bargaining agreements.

Safety is one of our greatest priorities, and we have implemented safety management systems, procedures, trainings and other tools to help protect our employees and contractors. We strive to hire local employees and have provided mentoring programs for employees to develop specialized skills necessary for our industry. We also provide career development programs to create opportunities for advancement. We encourage development of local leadership and team-based collaboration at our worksites. Our benefits include (i) health care for full-time employees and their eligible dependents, (ii) access to a Safe Harbor 401(k) Plan with a company match of up to 4% of the employee’s salary, which increased to 6% effective January 1, 2024, (iii) basic life, accidental death and dismemberment, and short and long-term disability insurance, (iv) a family and medical leave policy which affords eligible (hourly and salaried) employees with up to 12 weeks leave for a serious health condition, the care of a family member, or the birth or adoption of a child, (v) wages that exceed state and federal standards and minimums, and (vi) our 2021 Equity Incentive Plan, which gives certain key employees an opportunity to share in our success.

We aim to attract and retain talented individuals. Our employee demographic profile aids us in promoting inclusion of thought, skill, knowledge and culture across our organization. As of December 31, 2023, greater than 50% of our workforce is minority and/or female. We also support local communities where we operate by giving to and volunteering with first responders and local charities.

Organizational Structure and Corporate Information

Initial Public Offering

On October 26, 2021, we completed the IPO of 20,297,500 shares of our Class A common stock, par value $0.01 per share (“Class A common stock”), which included 2,647,500 shares of Class A common stock issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional shares of Class A common stock, at a price to the public of $13.00 per share ($12.14 per share net of underwriting discounts and commissions and other issuance costs). After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $246.4 million. We contributed all of the net proceeds of the IPO received to Solaris LLC in exchange for Solaris LLC units. Solaris LLC distributed approximately $213.2 million of the net proceeds to the Legacy Owners and retained the remaining $33.2 million of the net proceeds for general corporate purposes, which included capital expenditures, working capital and potential acquisitions and strategic transactions.

At the conclusion of the IPO, we owned an approximate 38% interest in Solaris LLC and the Legacy Owners owned an approximate 62% interest in Solaris LLC. We report a noncontrolling interest on our consolidated balance sheet related to the portion of Solaris LLC units not held by us. See Consolidation, below.

Consolidation

We are a holding company, and our principal asset is a membership interest in Solaris LLC. As the sole managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct its business. We are responsible for all operational, management and administrative decisions relating to Solaris LLC’s business. As a result, beginning in the fourth quarter of 2021, we consolidate the financial results of Solaris LLC and its subsidiaries and report a noncontrolling interest related to the portion of Solaris LLC units not owned by us, which reduces net income attributable to our Class A common stockholders.

Corporate Reorganization

The transactions described above (altogether, the “Corporate Reorganization”) have been accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognize the assets and liabilities received in the Corporate Reorganization at their historical carrying amounts, as reflected in the historical financial statements of Solaris LLC. We consolidate Solaris LLC in our consolidated financial statements and record a noncontrolling interest related to the Solaris LLC units held by the Class B stockholders in our consolidated balance sheet and statement of operations.

Ownership Structure

The following diagram reflects our ownership structure as of December 31, 2023:

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

During the years ended December 31, 2023 and 2022, 31,954 and 4,140,585 Solaris LLC units, respectively, were converted (together with an equal number of shares of Class B common stock) into shares of our Class A common stock. As of December 31, 2023, we owned an approximate 52% interest in Solaris LLC, and the Legacy Owners owned an approximate 48% interest in Solaris LLC.

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

Tax Receivable Agreement

At the closing of the IPO, we entered into a TRA with the Legacy Owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balances at December 31, 2023 and 2022. As of December 31, 2023, the TRA liability totaled $98.3 million.

We estimate that if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2023, the TRA liability would be approximately $208.5 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2023, we estimate the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $159.3 million, discounted. The amount of this liability for a change of control can be significantly impacted by the closing price of our Class A shares on the applicable exchange date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Tax Receivable Agreement.

Quarterly Dividends

For each quarter of the year ended December 31, 2023, our Board declared a dividend of $0.09 per share on our Class A common stock. In conjunction with the dividend payments, quarterly distributions of $0.09 per unit were paid to unit holders of Solaris LLC. The dividends and distributions were paid during the year ended December 31, 2023.

On February 23, 2024, our Board declared a dividend of $0.09 per share on our Class A common stock for the first quarter of 2024. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 21, 2024 to holders of record of our Class A common stock as of the close of business on March 7, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends and Distributions.

General

Aris Inc. was incorporated as a Delaware corporation on May 26, 2021. Our principal executive office is located at 9651 Katy Freeway, Suite 400, Houston, Texas 77024, and we have additional offices in Midland, Texas and Carlsbad, New Mexico.

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

Also posted on our website under “Investor Relations – Corporate Governance – Governance Documents,” and available in print upon request made by any shareholder to the Investor Relations Department, are our Code of Business Conduct and Ethics and Principles of Corporate Governance, as well as our charters for our Nominating and ESG Committee, Compensation Committee and Audit Committee. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and presentations and press and earnings releases, as part of our investor relations website. We intend for our website to be a forum of public dissemination for purposes of Regulation FD.

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

Seasonality

In general, seasonal factors have not had a significant direct effect on our business other than timing impacts of oil and gas completion activity that have historically been weighted to the back half of the year. However, extreme weather conditions during parts of the year could adversely impact the well-completion activities of our customers, who are oil and natural gas operators, thereby reducing the amount of produced water to be gathered and either recycled or handled, as well as the volume of Water Solutions barrels sold to our customers.

Insurance

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Litigation arising from such an event may result in us being named a defendant in lawsuits asserting large claims. We maintain our own general liability, product liability, property, business interruption, directors’ and officers’ liability, workers compensation, cybersecurity and pollution liability insurance policies, among other policies, at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

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

Environmental and Occupational Safety and Health Matters

Our operations and the operations of our customers are subject to federal, state and local laws and regulations in the U.S. relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the disposal of waste and other materials. Numerous governmental entities, including the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to take fresh water from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non-producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure on our part or the part of our customers to comply with these laws and regulations could result in the impairment or cancellation of operations, assessment of sanctions, including administrative, civil and criminal penalties, injunctions, reputational damage, the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

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

Hazardous substances and wastes. The RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA, and instead are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our and our oil and gas producing customers’ costs to manage and dispose of generated wastes, which could have a material adverse effect on our and our customers’ results of operations and financial position. Effective December 7, 2023, the EPA issued “technical corrections” to RCRA hazardous waste regulations, correcting and clarifying specific provisions promulgated in the Hazardous Waste Generator Improvements rule, the Hazardous Waste Pharmaceuticals rule, and the Definition of Solid Waste rule. States may adopt these rules and may also modify them to become more stringent.

Wastes containing NORM may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. Texas and New Mexico have both enacted regulations governing the handling, treatment, storage and disposal of NORM. In addition, NORM handling and management activities are governed by regulations promulgated by OSHA. These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM, as well as restrictions on the uses of land with NORM contamination.

CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the hazardous substance release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

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

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama Administration published a final rule attempting to clarify the federal jurisdictional reach over waters of the U.S. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States under Clean Water Act jurisdiction. This rule has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule, and litigation has been filed in multiple federal district courts challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. In June 2021, the Biden Administration announced plans to develop its own definition for such waters, and in August 2021, a federal judge for the U.S. District Court for the District of Arizona issued an order striking down the Navigable Water Protection Rule. On December 7, 2021, the U.S. Environmental Protection Agency and the Department of the Army (“the agencies”) announced a proposed rule to revise the definition of “waters of the United States.” The agencies propose to put back into place the pre-2015 definition of “waters of the United States,” updated to reflect consideration of Supreme Court decisions. The public comment period on the proposed rule closed on February 7, 2022. The final revised definition of “waters of the United States” was issued on December 30, 2022, which will be effective 60 days after its publication in the Federal Register at 33 C.F.R. 328.3 and 40 C.F.R. 120.2. The rule broadens the scope of the “waters of the United States” consistent with the framework of the pre-2015 regulations (also called the 1986 regulations). Expansion of the scope of the Clean Water Act’s jurisdiction in areas where we conduct operations could cause us to incur increased costs and restrictions, delays or cancellations in permitting or projects, which developments could expose us to significant costs and liabilities. For example, on January 24, 2022, the Supreme Court agreed to consider the scope of the Clean Water Act again in Sackett v. EPA. In its decision issued on May 25, 2023, however, the Supreme Court held that the Clean Water Act extends only to wetlands that have a continuous surface connection with “waters of the United States”—a narrowing (and reversal) of the Ninth Circuit’s decision.

Water handling facilities and seismicity. Saltwater disposal via underground injection is regulated pursuant to the UIC program established under the SDWA and analogous state and local laws and regulations. The UIC program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties claiming damages for alternative water supplies, property and personal injuries. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and other substances, which could affect our business.

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

We currently operate in the states of New Mexico and Texas, where the NMOCD and the TRC, respectively, have the authority to regulate disposal activity, including the authority to address seismic activity in their respective states. For example, the TRC requires applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone, or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The TRC has used this authority to deny permits for certain waste disposal wells.

Most recently, in 2021, the NMOCD and TRC created SRAs with action plans to address seismic activity as further discussed below.

New Mexico

The NMOCD has implemented a Seismic Response Protocol, which outlines certain reporting and curtailment requirements for operators in SRAs to follow in response to seismic events based on the magnitude and proximity to the event. The NMOCD created the Hat Mesa SRA in Northern Lea County, New Mexico in response to a seismic event that occurred in that area in the fourth quarter of 2021. The Hat Mesa SRA and associated Seismic Response Protocol resulted in additional reporting requirements, including more frequent reporting with daily injection volume and pressure data for operators within 10 miles of the seismic event, and the reduction of monthly injection volumes for wells within six miles of the seismic event. We operate four wells located within the Hat Mesa SRA that are subject to the protocol. In September 2023, we temporarily curtailed one of these wells in response to a seismic event on September 22, 2023, in Lea County, New Mexico. Due to the uncertainty regarding the causal factors of the event, the NMOCD did not create an SRA nor require the operators of disposal wells within 10 miles of the seismic event to follow the established Seismicity Response Protocol. Therefore, we returned the temporarily curtailed well to pre-curtailment levels beginning on November 1, 2023. As of December 31, 2023, we have partially curtailed injection in one of the wells by approximately 5 kbwpd and continue to operate the partially curtailed well. However, to date we have not had an operational impact on gathering volumes. We are also required to submit daily injection and pressure volumes on a weekly reporting basis. As there was no further seismic activity within the Hat Mesa SRA in 2022 or 2023, the NMOCD reduced curtailment requirements.

Texas

The TRC established the Gardendale SRA in September 2021, the North Culberson-Reeves SRA in October 2021 and the Stanton SRA in January 2022.

The Northern Culberson-Reeves SRA was expanded in 2022, which expansion partially overlaps our operations in Northern Culberson, Reeves, and Loving Counties, Texas. However, to date the Northern-Culberson-Reeves SRA has not had a material impact on our operations.

The Stanton SRA is located in Martin County and the western portion of Howard County. Saltwater disposal well operators within the Stanton SRA created a response plan which began on May 15, 2022. The plan employed a two-tiered approach based on the depth of the disposal zone (shallow versus deep disposal wells) and includes expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with TRC staff. Following the sale of our assets located in Martin County in the third quarter of 2023, we no longer operate any wells within the Stanton SRA.

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

Hydraulic fracturing activities. Hydraulic fracturing involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal agencies that have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding TSCA reporting of the chemical substances and mixtures used in hydraulic fracturing.

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

Air Emissions. The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone from the current standard of 75 parts per million to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone.

Climate Change. Numerous regulatory initiatives related to climate change have been enacted, and are likely to continue to be developed, at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. At the federal level, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA began adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. In November 2021, the EPA also proposed New Source Performance Standards updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry.

President Biden and the Democratic Party have identified climate change as a priority, and it is expected that new executive orders, regulatory action and/or legislation targeting GHG emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. The Biden Administration, for example, reentered the United States into the Paris Agreement in February 2021. In addition, the Biden Administration has already issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero GHG emissions by or before midcentury is a critical priority, affirmed the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, and eliminated fossil fuel subsidies, among other measures. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its GHG emissions by 50-52% from 2005 levels by 2030. In August 2022, the Inflation Reduction Act of 2022 was enacted and included a $369 billion investment in modernizing the American energy system. The legislation is aimed at helping the United States achieve the 50-52% reduction of GHGs from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021 and further reduce methane and volatile organic compound emissions from oil and natural gas facilities. In May 2023, the EPA proposed revised new source performance standards under Clean Air Act section 111(b) for GHG emissions from certain sources.

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

Endangered Species. The ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal MBTA and BGEPA. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA or BGEPA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the USFWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The USFWS declared the southern population of the lesser prairie-chicken as an endangered species on November 25, 2022. We entered into the voluntary Candidate Conservation Agreement (“CCAA”) in January 2023. By voluntarily participating in the CCAA, our ongoing oil and gas activities have greater flexibility in project development in the lesser-prairie chicken range and we avoid a lengthy project consultation on each new project between the BLM and USFWS. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The USFWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Chemical Safety. We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as TSCA in the U.S. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Frank R. Lautenberg Chemical Safety for the 21st Century Act (the “Lautenberg Act”), which substantially revised TSCA. Among other items, the Lautenberg Act eliminated the cost-benefit approach to analyzing chemical safety concerns with a health-based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. Although it is not possible at this time to predict how EPA will implement and interpret the new provisions of the Lautenberg Act, or how legislation or new regulations that may be adopted pursuant to these regulatory and legislative efforts would impact our business, any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

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

Demand for our services is directly affected by capital spending by our customers to explore for, develop and produce oil and gas in the Permian Basin. Our produced water handling revenues are substantially dependent upon oil, natural gas and NGL production from our customers’ upstream activity. Our Water Solutions revenues are substantially dependent upon the number of wells drilled and completed by our customers and the amount of water used in completing each well. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. We have no control over the amount of resources that our customers devote to the development of oil and gas reserves.

Industry conditions that affect capital spending are influenced by numerous factors over which we have no control, including, among other things:

●	the severity and duration of world health events, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which negatively impacts the demand for our services;
●	domestic and foreign political and economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	governmental regulations, including environmental restrictions and the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	releases from strategic oil reserves;
●	supply chain disruptions or constraints;

●	governmental laws, policies, regulations, subsidies and other actions to promote the use of renewable energy sources;
●	federal and state regulators responses to seismicity;
●	taxation and royalty charges;
●	global weather conditions, pandemics and natural disasters;
●	armed conflict, terrorist attacks and worldwide political, military and economic events, including the Russia-Ukraine and Israel-Hamas conflicts and any related political or economic responses;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves and the availability of commercially viable geographic areas in which to explore and produce crude oil and natural gas;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

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

The volume of water we process is driven in large part by the level of crude oil production, which is primarily determined by current and anticipated oil and natural gas prices and demand and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year ended December 31, 2023, the average WTI spot price was $77.58 versus an average price of $94.90 for the year ended December 31, 2022. If oil prices or natural gas prices decline, or if completions activity is reduced, the demand for our services and our results of operations could be materially and adversely affected. Even in an environment of stronger oil and gas prices, fewer oil and gas completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. In addition, certain of our contracts, including a contract with one of our significant customers, provide for rates that periodically fluctuate within a defined range in response to changes in the WTI price; therefore, a portion of our revenue is directly exposed to fluctuations in the price of crude oil.

Additionally, as part of our water processing activities, we aggregate and sell recovered crude oil, also known as skim oil. A portion of our cash flow from operations is dependent on skim oil sales revenue, which is directly exposed to fluctuations in the price of crude oil. Fluctuations and decreases in production volume or the price that we receive for skim oil could impact our liquidity, results of operations or financial condition.

The fees charged to customers under our agreements for the gathering, transportation or handling of produced water may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation and other cost increases, such as the cost for labor, chemical treatment, rental equipment and fuel expenses, outpace the fees we charge to customers, as they have from time to time during recent periods, our profit margins will be reduced. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of produced water is curtailed or cut off. Force majeure events generally include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs, or if any customer suspends or terminates its contracts with us, our profitability could be materially affected.

We operate in a highly competitive industry, which may intensify if our competitors expand their water supply, produced water recycling, and produced water handling operations or customers elect to operate their water-management services in-house or enter into arrangements with other oil and gas producers for water-management services rather than outsource these services from companies like us, thereby causing us to lose market share, and which could negatively affect our ability to expand our operations.

The Produced Water Handling and Water Solutions businesses are highly competitive and include numerous companies capable of competing effectively in our markets on a local basis. In our Water Solutions business, we compete with landowners, water supply and transfer companies, and companies who engage in the sale or treatment of produced water. Our Produced Water Handling business is in direct and indirect competition with other businesses, including water handling and other produced water treatment businesses. Some of our larger diversified competitors have a broad geographic scope, as well as greater financial and other resources than us, while others focus on specific basins only and may have locally competitive cost efficiencies as a result.

Additionally, there may be new companies that enter the water solutions business, or our existing and potential customers may develop their own water management solutions. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to effectively compete. If our existing and potential customers choose to operate their water-management services in-house or enter into arrangements with other oil and gas producers for water-management services rather than outsource these services from companies like us, including by developing their own water handling or solutions businesses, we may not be able to effectively replace that revenue. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

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

Although we are not directly engaged in the extraction of oil and natural gas, produced water is a natural byproduct of crude oil and natural gas production so efforts in recent years in the investment community to reduce access to capital markets and pressure lenders to limit funding or increase the cost of lending to companies engaged in the extraction of oil and natural gas may adversely affect our business and limit our access to capital. The negative sentiment toward the oil and natural gas industry compared to other industries has led to lower oil and gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environmental considerations. Many political and regulatory authorities, along with certain financing sources and well-funded environmental activist groups, are devoting substantial resources and efforts to minimize or eliminate the use of oil and natural gas as a source of energy, domestically and internationally, which could reduce the demand and pricing for ancillary services, including our services, interfere with our customers’ business activities and operations, and potentially materially and adversely impact our future financial results, liquidity, ability to raise capital and growth prospects.

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

The ability to attract and retain key members of management, other key personnel and qualified Board members is critical to the success of our business.

Our success depends to a large extent upon the efforts and abilities of our senior management team and other key personnel and the experience and knowledge of our Board members. The ability to attract and retain these key personnel may be difficult in light of the volatility of our business. Acquiring and keeping personnel could prove more difficult or cost substantially more than estimated. These factors could cause us to incur greater costs or prevent us from pursuing our business strategy as quickly as we would otherwise wish to do. If executives or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them adequately or in a timely manner and we could experience significant declines in productivity.

We may have difficulty securing sufficient labor to meet our needs.

We are dependent upon the available labor pool of skilled employees and may not be able to find enough labor to meet our needs, which could have a negative effect on our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility, pronounced declines in drilling and completions activity, as well as the demanding nature of the work, many workers have left the oilfield services sector to pursue employment in different fields. If we are unable to retain or meet the growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

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

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. Any interruption in our services due to pipeline breakdowns or necessary maintenance, workovers or repairs could reduce our revenues and earnings. Variability of maintenance, workover or repair expense could have a significant negative impact on our gross margin and earnings. In addition, the hazards and risks associated with the transport, storage, handling, treatment and disposal of produced water has and may continue to expose us to claims from our employees, customers, and third parties, including, but not limited to, personal injury claims, property damage claims (including claims related to reservoir damage or subsurface trespass) and/or environmental liability claims. Litigation arising from a significant or catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims for which we may not be adequately indemnified or for which we have agreed to indemnify a customer or other third-party. Due to the unpredictable nature of such events and litigation, it is not possible to predict their impact on our results or the ultimate outcome of any current or future claims or lawsuits with certainty, and we may be held liable for significant losses.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. Insurance may be inadequate in circumstances where, among others, we are unable to enforce the contractual allocation of potential liability and risks in our agreements with third-parties, where we incur an unforeseen liability falling outside the scope of such allocation or where we are required to enter into agreements in which such allocation is otherwise unfavorable to us. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operations.

A loss of one or more significant customers could materially or adversely affect our results of operations.

We expect to continue to depend on a limited number of key customers to support our revenues for the foreseeable future. Any development that materially and adversely affects these customers could result in a reduction in our customers’ spending for our services. Our three largest customers for the year ended December 31, 2023 represented approximately 62% of our revenues. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations.

Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us.

ConocoPhillips is our largest customer, is a significant shareholder in us and is expected to play a significant role in our success. Accordingly, we are indirectly subject to the business risks of ConocoPhillips. Because a significant portion of our revenues is derived from ConocoPhillips, any development that materially and adversely affects ConocoPhillips’ operations, financial condition or market reputation could have a material adverse impact on us. For the year ended December 31, 2023, ConocoPhillips and its affiliates accounted for approximately 33% of our total consolidated revenues. As of December 31, 2023, ConocoPhillips and its affiliates accounted for approximately 28% of our accounts receivable.

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

We have historically entered into a number of transactions with related parties. In particular, we have entered into a water gathering and handling agreement with ConocoPhillips, which owned approximately 47% of our Class B common stock and a 22% interest in Solaris LLC (representing approximately 22% of our combined economic interest and voting power), as of December 31, 2023. In addition, a member of our Board of Directors is affiliated with ConocoPhillips. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition. While the indenture that governs our Senior Sustainability-Linked Notes due 2026 (as defined under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements) places restrictions on our ability to transact with ConocoPhillips, those restrictions are subject to significant exceptions.

Defaults by customers and counterparties could adversely affect our business, financial condition, and results of operations.

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

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the years ended December 31, 2023 and 2022, we recognized abandoned well costs of $1.3 million and $15.8 million, respectively, and long-lived asset impairment expense of zero and $15.6 million, respectively.

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

Deficiencies in our internal control over financial reporting could prevent us from accurately and timely reporting our financial results.

We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A significant deficiency is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Failure to identify deficiencies in our internal control over financial reporting in a timely manner or to remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.

Our debt instruments have restrictive covenants that could limit our financial flexibility.

Our Credit Facility (as described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements) and the indenture that governs our Notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our Credit Facility and the indenture that governs our Notes include other restrictions that, among other things limit our ability to:

●	incur indebtedness;
●	grant liens;
●	engage in mergers, consolidations and liquidations;
●	make asset dispositions, restricted payments and investments;
●	enter into transactions with affiliates; and
●	amend, modify or prepay certain indebtedness.

Our business plan and our compliance with these covenants are based on a number of assumptions, the most important of which is relatively stable oil and gas production, including our customers’ planned development and production activity remaining consistent with their communications with us, relatively predictable costs for our capital improvements, a materially consistent legal and regulatory environment, and increased demand for recycled water along with margin improvements. The significant deterioration of oil and gas production or our customers’ development activity from current levels, higher capital expenditures or reduced recycling and higher operating costs could lead to lower revenues, cash flows and earnings, which in turn could lead to a default under certain financial covenants contained in the Credit Facility. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Our leverage may also make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water handling, sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2023 and 2022, cash capital expenditures were $169.7 million and $146.5 million, respectively. Historically, we have financed these investments through cash flows from operations, external borrowings and equity capital contributions. These sources of capital may not be available to us in the future. The inability to obtain additional financing to operate our business or capitalize on business opportunities, whether because of the restrictions set forth above or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

In March 2022, the Federal Reserve began raising interest rates in an effort to curb inflation and continued to raise rates through July 2023. In this higher interest rate environment, interest rates on borrowings, credit facilities and debt offerings could remain elevated, causing our financing costs to increase relative to existing costs. Changes in interest rates, either positive or negative, may also affect the yield requirements of investors who invest in our shares, and the rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes.

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

A terrorist attack, armed conflict or unrest could harm our business.

The occurrence or threat of terrorist attacks in the U.S. or any of the major energy producing regions of the world or elsewhere, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including continued hostilities in the Middle East, may adversely affect the U.S. and global economies and could have a material impact on both availability and price of oil and natural gas, which could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our or our customers’ operations is destroyed or damaged. Expenses related to security and costs for insurance may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. The ERP system implementation process will require the investment of personnel and financial resources. We may be unable to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

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

Obtaining a permit to own or operate produced water handling facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water handling facilities or construct additional produced water handling facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water handling facilities. Asset retirement obligations related to future closure obligations of our produced water handling facilities totaled $19.8 million as of December 31, 2023. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water handling facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water handling facilities could result in an increase of our operating costs and have a material adverse effect on our business, financial position and results of operations.

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

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training and laws. If one or more accidents were to occur at one of our operating sites, the affected customer might seek to terminate or cancel its use of our facilities or services, which could cause us to lose substantial revenues. A deterioration of our safety record could also negatively impact our ability to attract and retain other customers.

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

Recent seismic events in the U.S. near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, including recent seismic events occurring in the Permian Basin near Midland, Texas, have led to concerns of the public or governmental authorities regarding disposal activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States have also issued, and may in the future issue, orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events.

We currently operate in the states of New Mexico and Texas, where the NMOCD and TRC have recently addressed seismic activity in their respective states by curtailing injected volumes and/or suspending certain permits for disposal wells injecting into deep strata. See Items 1. and 2. Business and Properties – Regulation – Environmental and Occupational Safety and Health Matters – Water handling facilities and seismicity for recent changes in regulations.

We currently operate wells in the SRAs in Texas and New Mexico. Should the TRC or NMOCD take additional action in the existing SRAs or establish new SRAs near our operations, it could have a significant adverse effect on our business. Additionally, the adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of produced water gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition, and results of operations. See Part II, Item 7. Management’s Discussion and Analysis of Results of Operations – General Trends and Outlook – Seismicity for a discussion of the impact on our business.

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

As discussed above in Items 1. and 2. Business and Properties – Regulation – Environmental and Occupational Safety and Health Matters, international, federal, state and local governments have taken steps to reduce GHG emissions. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and states in the US have taken measures to reduce GHG emissions primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

The adoption of legislation or regulatory programs or other government action to reduce emissions of GHGs or restrict, delay or prohibit oil and gas development on public lands could further require our customers and us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements, or prevent us from conducting operations in certain areas. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas our customers produce. Additionally, political, financial and litigation risks may result in our customers restricting, delaying or canceling production activities or impairing the ability to continue to operate in an economic manner. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

For a discussion of the influence of environmental laws and regulations intended to address climate change on the investment community, see Risk Factor titled “There is uncertainty related to the future profitability of the oil and natural gas industry broadly.”

A portion of our customers’ oil and gas leases are granted by the federal government. To the extent such leases are suspended or terminated, or we or our customers are unable to obtain permits or right-of-way grants required for operations on such leases, our operations could be materially affected.

A portion of our customers’ leases in New Mexico are granted by the federal government and administered by the BLM, a federal agency. Operations conducted by us and our customers on federal oil and gas leases must comply with numerous additional statutory and regulatory restrictions, including permitting obligations. In addition, the U.S. Department of the Interior (via various of its agencies, including the BLM and the Office of Natural Resources Revenue) has certain authority over our activities on federal and tribal lands. These leases contain relatively standardized terms requiring compliance with detailed regulations. Under certain circumstances, the BLM may require operations on federal leases to be suspended or terminated or may deny permits or right-of-way grants required for operations on such leases. Any such suspension or termination, or inability to obtain required permits or right-of-way grants, could materially and adversely affect our interests.

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

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions, delays or cancellations in the drilling and completion of oil and gas wells that may reduce demand for our services and could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

We do not conduct hydraulic fracturing operations, but many of our customers’ oil and natural gas production operations require hydraulic fracturing as part of the well completion process. Although certain aspects of hydraulic fracturing operations are subject to current guidance or regulation, Congress has not adopted legislation to provide for federal regulation of hydraulic fracturing; however, President Biden could seek to pursue legislative, regulatory or executive initiatives that restrict hydraulic fracturing activities, though we cannot predict when or the scope of any such legislation at this time.

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

For example, on June 30, 2023, the U.S. Fish and Wildlife Service proposed that the dunes sagebrush lizard, which is found in areas where we operate, be listed as endangered under the ESA. The comment period on the proposed rule ended on October 2, 2023. The lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA effective January 24, 2023.

To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our assets and operations are located, operations in those areas could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Our operations and the operations of our oil and gas producing customers typically require that we and our customers obtain and maintain a number of permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundments tanks, and construct and operate pipelines, handling facilities and recycling facilities. Many of these permits require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. As of December 31, 2023, we had permits for (i) approximately 220 miles of pipelines, (ii) 35 produced water handling facilities and (iii) 6 recycling facilities that, in each case, have not been constructed. We may not be able to achieve commercial operations on any particular permitted site. A decision by a governmental agency to deny or delay the renewal of any of these permits or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect our ability to initiate or complete construction of any of these pipelines or facilities and we can provide no assurance that we will complete these projects on schedule, or at all. Additionally, these permits were issued pursuant to existing laws and regulations that are subject to change, which could result in the imposition of more stringent requirements and impair our ability to initiate or complete the construction of these pipelines and facilities.

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

We are a holding company and have no material assets other than our equity interest in Solaris LLC. See Items 1. and 2. Business and Property – Organizational Structure and Corporate Information – Corporate Reorganization. We have no independent means of generating revenue. To the extent Solaris LLC has available cash, we intend to cause Solaris LLC to make (i) generally pro rata advance distributions to Aris Inc.

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

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. As of December 31, 2023, the Legacy Owners of Solaris LLC own 100% of our Class B common stock equating to a 48% economic and voting power interest in Solaris LLC of which, (i) ConocoPhillips owns approximately 47% of our Class B common stock and an approximate 22% economic interest and voting power and (ii) Yorktown Energy Partners XI, L.P. (“Yorktown”) owns approximately 37% of our Class B common stock and an approximate 18% economic interest and voting power.

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

In addition, we are a Delaware corporation and governed by the DGCL. In general, Section 203 of the DGCL, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, which person or group is considered an interested stockholder under the DGCL, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. We elected in our certificate of incorporation not to be subject to Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Designated Parties, their affiliates, and their respective successors (other than our company), as well as their direct and indirect transferees, are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions. In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. See – In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

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

Any payment of any future dividends will be at the discretion of our Board, which comprises a majority of independent directors. We have not adopted and do not expect to adopt a written dividend policy. Although our Board declared quarterly dividends on our Class A common stock for each quarter of 2022 and 2023, our Board may determine not to declare any cash dividends in the future. Such decision will depend on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur, including the Credit Agreement (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements) and the indenture that governs our Notes. For more information about these restrictions, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Our Dividend and Distribution Policy.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute ownership in us.

We may sell additional shares of our Class A common stock in future offerings. In addition, subject to certain limitations and exceptions, the Legacy Owners of Solaris LLC units may redeem their Solaris LLC units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. As of December 31, 2023 we had 30,251,613 outstanding shares of Class A common stock and 27,543,565 outstanding shares of Class B common stock. Shares of Class B common stock represented approximately 48% of our total outstanding common stock. All such shares were restricted from immediate resale under the federal securities laws and were subject to the lock-up agreements between such parties and the underwriters until the expiration of the lock-up agreements on April 19, 2022. These shares may be sold into the market in the future. Certain of the owners of our Class B shares are party to a registration rights agreement with us that requires us to effect the registration of their shares in certain circumstances no earlier than the expiration of the lock-up period.

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

The payment obligations under the Tax Receivable Agreement are Aris Inc.’s obligations and not obligations of Solaris LLC. For the year ended December 31, 2023, we made no payments under the Tax Receivable Agreement. However, we expect that the payments we will be required to make under the Tax Receivable Agreement in the future will be substantial over the life of the agreement. We could also be required to make a lump-sum payment as discussed in the following risk factor. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increase in tax basis that may result in cash tax savings to Aris Inc. under the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any acquisition or redemption of Solaris LLC units, the price of our Class A common stock at the time of each acquisition or redemption, the extent to which such acquisition or redemption is a taxable transaction, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that give rise to depreciable or amortizable tax basis.

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

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the Tax Receivable Agreement terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment (or “early termination payment”). This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable

Agreement (determined by applying a discount rate of one-year Term SOFR plus the related Benchmark Replacement Adjustment, as defined under the Tax Receivable Agreement, plus 200 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to utilize any accumulated net operating loss carryforwards in the manner described in the Tax Receivable Agreement) and (ii) any Solaris LLC units (other than those held by Aris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. As of December 31, 2023, we estimate the liability associated with this lump-sum payment would be approximately $159.3 million, discounted. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates.

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

Under the rules applicable to U.S. federal income tax audits of entities such as limited liability companies that are taxed as partnerships (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. It is possible that these rules could result in Solaris LLC (or any of its applicable subsidiaries or other entities in which Solaris LLC directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a member of Solaris LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in Solaris LLC (or any of its applicable subsidiaries or other entities in which Solaris LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

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

The COVID-19 pandemic caused, and any resurgence of the pandemic or other public health crisis could again cause, disruptions to our business and operational plans, which included, and may in the future include (i) shortages of qualified employees in a given area, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns or access restrictions, to ensure the safety of employees, and (vi) reductions, delays or cancellations of planned operations by our customers. These disruptions could adversely affect our business, results of operations and financial condition.

Further, COVID-19 pandemic caused, and any resurgence of the pandemic or other public health crisis could again cause, economic volatility, including reduced global oil demand, disrupted global supply chains and significant volatility and disruption of financial and commodities markets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program is designed to protect our information systems and information against cybersecurity threats that may impact the confidentiality, integrity and availability of our information systems and information. Our program includes policies, processes and technologies to assess, identify and manage risks from cybersecurity threats and aligns with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s processes for assessing and managing risk. Our Board has delegated primary responsibility for overseeing our enterprise risk management process, including oversight of information technology, cybersecurity, and data privacy risks, to the Audit Committee. Despite this delegation of primary responsibility, both the Audit Committee and the Board are actively involved in risk oversight. The Board and Audit Committee regularly review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The Board and Audit Committee meet quarterly, or more frequently as needed, with members of the Company’s Cybersecurity Committee, which is responsible at the management level for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company.

Management is responsible for identifying and assessing cybersecurity risks, establishing processes to ensure that such cybersecurity risk exposures are monitored, implementing proactive mitigation measures and responding in the event of an incident. We seek to identify and mitigate cybersecurity risks through a comprehensive, cross-functional approach. The Cybersecurity Committee headed by our Vice President of Information Technology, also includes our Chief Financial Officer and senior representatives from various corporate and operational functions. The Cybersecurity Committee meets periodically with our Chief Executive Officer and other members of our senior management to provide updates on the Company’s cyber risks and threats, cybersecurity incidents (if any), the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. The individual serving as our Vice President of Information Technology, who possesses deep experience in technology and cybersecurity gained over a career of over 20 years, leads our information technology team, which is responsible for managing our internal IT and cybersecurity processes. We have processes in place to guide our assessment, response and notification procedures upon the occurrence of a cybersecurity incident. Depending on the nature and severity of the cybersecurity incident, this process provides for notifying and escalating the incident to our Board.

Risk Management and Strategy

Our information and operational technology networks, those of our operators and managers, and those of third parties on whom we rely, are important to our ability to perform day-to-day operations of our business. Our business operations rely on the secure collection, storage, transmission and other processing of proprietary, confidential or sensitive data. As a part of our cybersecurity risk management program, we review the Company’s cybersecurity policy on an annual basis and have implemented procedures for responding to cybersecurity incidents. We provide training and awareness programs for team members that includes periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls. We have implemented network monitoring, containment and incident response tools, vulnerability management processes and penetration testing. We also actively engage with key vendors and third party advisors and consultants that assist us to identify, assess and manage cybersecurity risks to our business and employ processes to detect and monitor unusual network activity. In connection with our use of third-parties, we employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at such vendor or service provider.

Material Cybersecurity Risks, Threats and Incidents

The oil and gas industry has become increasingly dependent on information technology and operational technology to conduct certain processing activities. At the same time, cybersecurity incidents, including deliberate attacks or unintentional events, have increased. Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents.

As detailed elsewhere in this Annual Report, we rely on information technology to manage our business and support our operations, including our secure processing of proprietary and other types of information. Despite ongoing efforts, our systems for protecting against cybersecurity risks may not be sufficient, and a cyber attack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences. As of the date of this report, we have not experienced any material cybersecurity incidents and are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. This does not guarantee that future attacks, incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors – We are subject to cybersecurity attacks on any of our facilities or those of third parties. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss, which should be read in conjunction with the foregoing information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Class A common stock is listed on the NYSE under the symbol “ARIS.” As of February 26, 2024, 30,251,613 shares of Class A common stock were outstanding. As of February 26, 2024, 27,543,565 shares of Class B common stock were outstanding. There is no established public trading market for the Class B common stock.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our Class A common stock is Broadridge Corporate Issuer Solutions, Inc.

Shareholders’ Profile

As of February 26, 2024, the number of holders of record of our Class A common stock was 66. This number does not include stockholders whose shares are held in trust by other entities. As of February 26, 2024, the number of holders of record of our Class B common stock was 18.

Stock Repurchases

The following table summarizes repurchases of our common stock occurring in the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/2023 - 10/31/2023 (1)	38,774	$8.34	-	-
11/1/2023 - 11/30/2023 (2)	16,553	18.42	-	-
12/1/2023 - 12/31/2023 (1)	52,419	7.88	-	-
Total	107,746	$9.67	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due as a result of the settlement of vested stock awards issued under our 2021 Plan.
(2)	Represents shares of our Class A common stock released from escrow for the non-cash reimbursement of certain post-acquisition workover costs in connection with the acquisition from Delaware Energy, LLC of certain produced water handling facilities and associated gathering lines in August 2022. The price shown reflects the price of such shares under the terms of the asset purchase agreement. The cost at the date of receipt of such shares by the Company was $8.26.

Our Dividend and Distribution Policy

Our Board declared dividends of $0.09 per share on our Class A common stock for each quarter of 2023. Our Board also declared a dividend of $0.09 per share on our Class A common stock for the first quarter of 2024.

Depending on factors deemed relevant by our Board, our Board may elect to declare future cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in our debt. The payment of any future dividends will be at the discretion of our Board from time to time. We have not adopted a written dividend policy. Our Board may determine not to declare any cash dividends in the future. See Part I, Item 1A. Risk Factors – We cannot assure that we will pay any future dividends on our Class A common stock. Our indebtedness could limit our ability to pay dividends on our Class A common stock. To the extent we pay any cash dividends on our Class A common stock, under the terms of our organizational documents, Solaris LLC will pay an equivalent cash distribution on the Solaris LLC units, and each share of Class A common stock and each Solaris LLC unit will receive the same cash amount.

Our ability to pay any dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Our Credit Agreement generally permits Solaris LLC to pay distributions to us if (i) such distributions are funded using only Available Cash (as defined in the Credit Agreement) and (ii) no Default or Event of Default exists or would result therefrom.

The indenture that governs our Notes generally permits Solaris LLC to pay distributions to us if Solaris LLC’s Consolidated Leverage Ratio (as defined in such indenture) is less than or equal to 3.50 to 1.00 on a pro forma basis after giving effect to such distribution. In addition, as long as Solaris LLC’s Fixed Charge Coverage Ratio (as defined in the indenture) for the prior four fiscal quarters is not less than 2.00 to 1.00, the indenture permits Solaris LLC to make distributions to us so long as such distribution, together with other distributions, does not exceed a basket amount determined by adding (i) 50% of Solaris LLC’s Consolidated Net Income (as defined in the indenture) taken as one period from January 1, 2022 to the most recently completed fiscal quarter, plus (ii) cash contributions to the equity of Solaris LLC and the fair market value of property acquired with Solaris LLC’s equity interests or contributed to its common equity capital, plus (iii) certain other others items, which basket amount is reduced by distributions made pursuant to the Consolidated Leverage Ratio test described in the immediately prior sentence. Solaris LLC also has the ability under the indenture to make distributions in an amount not in excess of $15.0 million since the date of the indenture. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements.

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

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A common stock, the Russell 2000 and the Alerian MLP Index during the period beginning on October 22, 2021, and ending on December 31, 2023. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A common stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our consolidated financial statements as of and for the three years ended December 31, 2023 included in Item 8. Financial Statements and Supplementary Data of this Annual Report. The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements, except as required by law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2023 and 2022. For the comparison of the years ended December 31, 2022 and 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

Business Overview

For an overview of our business, see Part I, Items 1. and 2. Business and Properties – Our Company.

Year-end Results

Significant financial and operating highlights for the year ended December 31, 2023 include:

●	Total water volumes handled or sold of 1,492 kbwpd, an increase of 16% from the prior year
●	Recycled produced water volumes sold of 324 kbwpd, an increase of 8% from the prior year
●	Groundwater volumes sold of 126 kbwpd, an increase of 20% from the prior year
●	Total revenue of $392.1 million, an increase of 22% from the prior year
●	Net income of $43.4 million, an increase of 805% as compared with the prior year
●	Adjusted EBITDA (non-GAAP financial measure) of $175.0 million, an increase of 17% from the prior year
●	Closed on the sale of certain assets for a gain of $2.6 million
●	Abandoned well costs of $1.3 million as compared with $15.8 million during the prior year
●	Dividend of $0.09 per share declared on our Class A common stock, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC units, for each quarter of 2023
●	ExxonMobil joined the Beneficial Reuse Strategic Agreement with Chevron U.S.A. Inc. and ConocoPhillips in January 2023

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Recent Developments

Beneficial Reuse Strategic Agreement

In January 2023, ExxonMobil Corporation joined our Beneficial Reuse Strategic Agreement with Chevron U.S.A. and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. For more information regarding the Beneficial Reuse Strategic Agreement, see Part I, Items 1. and 2. Business Properties – Innovation in Recycling and Sustainable Water Management – Beneficial Reuse Strategic Agreement.

For the years ended December 31, 2023 and December 31, 2022, we incurred $6.4 million and $91 thousand, respectively, in total research and development expenses related to the Beneficial Reuse Strategic Agreement, which was offset by $4.8 million and $68 thousand, respectively, in amounts due from the other alliance members for reimbursement of these shared costs. As of December 31, 2023, we recorded a net receivable balance of $0.3 million due from the other alliance members for reimbursement of shared costs. See Part II, Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies for more information.

Research Grant by the Department of Energy

See Part I, Items 1. and 2. Business Properties – Innovation in Recycling and Sustainable Water Management – Research Grant by the Department of Energy for a discussion of our research grant related to the treatment and desalination of produced water as an irrigation source for non-consumptive agriculture.

General Trends and Outlook

Market Dynamics

The ongoing Russia-Ukraine conflict has had, and the ongoing Israel-Hamas conflict may also have, significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the severity and duration of these conflicts and whether the conflicts spread to other countries or regions.

In addition, commodity prices are being impacted by multiple factors such as supply disruptions and current recessionary concerns. During the year ended December 31, 2023, the average West Texas Intermediate (“WTI”) crude oil spot price was $77.58 as compared with $94.90 for the year ended December 31, 2022.

Commodity prices will also continue to depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. In April and July 2023, OPEC+ announced further oil output reductions, which are expected to continue through the end of 2024, and led to higher prices during the second half of 2023.

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

Cost Inflation

Since 2021, the U.S. has experienced increased wage and price inflation, as evidenced by increases in the CPI. Although the current rate of consumer inflation has eased, core inflation remains high. The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates.

Our long-term, fee-based Produced Water Handling contracts are generally subject to annual CPI-based adjustments. However, many of our contractual CPI-based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation in the CPI is higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

Seismicity

In New Mexico, we operate four wells located within the Hat Mesa SRA that are subject to the associated Seismic Response Protocol. In September 2023, we temporarily curtailed one of these wells in response to a seismic event on September 22, 2023, in Lea County, New Mexico. Due to the uncertainty regarding the causal factors of the event, the NMOCD did not create an SRA nor require the operators of disposal wells within 10 miles of the seismic event to follow the established Seismicity Response Protocol. Therefore, we returned the temporarily curtailed well to pre-curtailment levels beginning on November 1, 2023. We have partially curtailed injection in one well within the Hat Mesa SRA as of December 31, 2023, and continue to operate our partially curtailed well. As there has been no further seismic activity within the Hat Mesa SRA in 2022 or 2023, the New Mexico Oil Conservation Division reduced curtailment requirements.

In Texas, during the third quarter of 2022, we sold one deep injection well along with the permit to recomplete the deep well to a shallow injector. The well was located within the Gardendale SRA where the Texas Railroad Commission suspended all active permits to inject oil and gas waste into deep strata. As of December 31, 2022, we owned one well within the Gardendale SRA, which well was plugged and abandoned during 2023.

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

How We Generate Revenue

We manage our business through a single operating segment comprising two primary revenue streams, Produced Water Handling and Water Solutions. Our Produced Water Handling revenue is driven by the volumes of produced water we gather from our customers, and our Water Solutions revenue is driven by the quantities of recycled produced water and groundwater delivered to our customers to support their well completion activities. See Part I, Items 1. and 2. Business Properties – Our Customers and Contracts –Contracts – Produced Water Handling and Contracts and Our Customers and Contracts – Water Solutions for a description of our contracts.

Under our contracts with our customers, which are generally subject to periodic and limited index-based adjustments such as CPI, we receive a fixed fee per barrel of produced water received from our customers, which water is either handled or recycled, and a fixed fee per barrel of recycled water or groundwater sold to our customers. In addition, one of our significant customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Costs of Conducting Our Business

Direct Operating Costs

We incur direct operating costs primarily as a function of the number of barrels of water received, handled and treated. The major categories of direct operating costs are landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense, repair and maintenance of facilities, equipment rental and environmental remediation. We seek to minimize, to the extent appropriate for safe and reliable operations, expenses directly tied to operating and maintaining our assets. Certain expenses, such as workover and repair and maintenance expense, may occur on an irregular basis, resulting in volatility in our operating margin.

General and Administrative Expenses

General and administrative expenses are costs incurred for overhead, including payroll and benefits for our corporate staff, stock-based compensation, costs of maintaining our offices, costs of managing our permitting operations, information technology expenses, insurance, audit and other fees for professional services and other costs incurred as a result of our being a public company.

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

Water Solutions Barrels Sold and Transferred

Our recycled water and groundwater sales are driven primarily by our customers’ oil and gas well completion activities. We continually seek to gain market share and expand our customer base for recycled water and groundwater sales in the Permian Basin. We believe our access to abundant produced water volumes and the scale of our systems allows us to distribute recycled water for our customers’ completion activities in an efficient, cost effective and environmentally conscious manner. We define Water Solutions Barrels Sold and Transferred as the total of all recycled water and groundwater barrels sold plus groundwater barrels transferred on behalf of third parties.

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

The services related to produced water are fee-based arrangements which are based on the volume of water that flows through our systems and facilities. Revenue from Produced Water Handling consists primarily of per barrel fees charged to our customers for the use of our transportation and water handling services. For our Produced Water Handling contracts, revenue is recognized over time utilizing the output method based on the volume of produced water accepted from the customer. As part of our water processing activities, we aggregate and sell recovered crude oil, also known as skim oil. Included in our Produced Water Handling revenues is skim oil sales revenue, which is recognized when custody is transferred to the purchaser and sold at market rates, net of marketing costs.

The sale of recycled produced water and groundwater are priced based on negotiated rates with our customers. For contracts that involve recycled produced water and groundwater, revenue is recognized at a point in time when control of the product is transferred to the customer.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement as a result of state tax rate changes; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as temporary power costs, litigation expenses and severance costs), less any gains on the sale of assets. For the fourth quarter of 2022, we began including research and development expense in our calculation of Adjusted EBITDA due to our new beneficial reuse pilot projects, which are discreet, non-revenue initiatives. See Non-GAAP Financial Measures below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.

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

Results of Operations

Results of operations were as follows for the periods indicated:

(in thousands)	Year Ended December 31,
	2023	2022	2023 vs. 2022
Revenue
Produced Water Handling	$195,207	$151,360	$43,847	29%
Produced Water Handling—Affiliate	102,322	93,107	9,215	10%
Water Solutions	66,625	60,672	5,953	10%
Water Solutions—Affiliate	25,611	15,156	10,455	69%
Other Revenue	2,353	706	1,647	233%
Total Revenue	392,118	321,001	71,117	22%
Cost of Revenue
Direct Operating Costs	177,973	139,480	38,493	28%
Depreciation, Amortization and Accretion	76,632	67,524	9,108	13%
Total Cost of Revenue	254,605	207,004	47,601	23%
Operating Costs and Expenses
Abandoned Well Costs	1,303	15,771	(14,468)	(92)%
General and Administrative	50,454	45,220	5,234	12%
Impairment of Long-Lived Assets	—	15,597	(15,597)	N/M %
Research and Development Expense	3,120	691	2,429	352%
Other Operating (Income) Expense, Net	(1,230)	2,212	(3,442)	(156)%
Total Operating Expenses	53,647	79,491	(25,844)	(33)%
Operating Income	83,866	34,506	49,360	143%
Other Expense
Interest Expense, Net	32,853	29,185	3,668	13%
Other	107	—	107	N/M %
Total Other Expense	32,960	29,185	3,775	13%
Income Before Income Taxes	50,906	5,321	45,585	857%
Income Tax Expense	7,494	524	6,970	1,330%
Net Income	$43,412	$4,797	$38,615	805%
N/M Not Meaningful

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water which we handle for, sell to or transfer for our customers.

Our volumes were as follows for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2023 vs. 2022
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,042	873	169	19%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	324	300	24	8%
Groundwater Volumes Sold	126	105	21	20%
Groundwater Volumes Transferred (1)	—	6	(6)	N/M %
Total Water Solutions Volumes	450	411	39	9%
Total Water Volumes	1,492	1,284	208	16%

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.78	$0.77	$0.01	1%
Water Solutions Revenue/Barrel	$0.56	$0.51	$0.05	10%
Revenue/Barrel of Total Volumes	$0.72	$0.68	$0.04	6%
Direct Operating Costs/Barrel	$0.33	$0.30	$0.03	10%
Gross Margin/Barrel	$0.25	$0.24	$0.01	4%
Adjusted Operating Margin/Barrel (3)	$0.39	$0.39	$-	-%

N/M Not Meaningful

(1)	The groundwater transfer assets were sold in the first quarter of 2022.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2023 vs. 2022
Skim Oil Volumes (bpd)	1,219	792	427	54%
Skim Oil Volumes/Produced Water Handling Volumes	0.12%	0.09%	0.03%	33%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$69.57	$85.29	$(15.72)	(18)%

(1)	Skim oil price received from the purchaser is net of certain customary deductions, including severance taxes.

Revenue

An analysis of revenue is as follows:

Produced Water Handling Revenue

Total Produced Water Handling revenues and Produced Water Handling revenues per barrel were as follows for the periods indicated:

(in thousands)	Year Ended December 31,
	2023	2022	2023 vs. 2022
Produced Water Handling Fees	$266,573	$219,817	$46,756	21%
Skim Oil Sales Revenue	30,956	24,650	6,306	26%
Total Produced Water Handling Revenue	$297,529	$244,467	$53,062	22%

Produced Water Handling Fees/Barrel	$0.70	$0.69	$0.01	1%
Skim Oil Sales Revenue/Barrel of Produced Water	0.08	0.08	-	-%
Total Produced Water Handling Revenue/Barrel	$0.78	$0.77	$0.01	1%

Total Produced Water Handling revenue increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022 primarily due to:

●	an increase of $43.4 million due to a 169 kbwpd volume increase driven primarily by activity associated with our long-term acreage dedication agreements, and
●	an increase of $6.3 million in skim oil sales revenue due to increased volumes on the system and improved skim oil recovery rates.

Water Solutions Revenue

Water Solutions revenue increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022 primarily due to:

●	increase of $6.5 million primarily due to a 21 kbwpd volume increase in groundwater volumes sold,
●	an increase of $4.9 million primarily related to higher realized prices on recycled volumes, and
●	an increase of $4.0 million primarily due to a 24 kbwpd volume increase in recycled volumes sold.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022 primarily due to higher volumes for both Produced Water Handling and Water Solutions and the related increase in expense, which included higher field labor of $7.7 million, higher landowner royalties paid on increased skim oil revenue of $5.2 million, higher facility repairs and maintenance of $4.2 million, higher electricity and fuel costs of $3.4 million and higher filtration and waste disposal costs of $3.1 million. The 2023 direct operating costs also included higher workover expense of $3.5 million.

Direct operating costs increased $0.03 on a per barrel basis, year over year, primarily due to higher field labor, increased repair and maintenance expense, higher workover expense, increased filtration and waste disposal costs at produced water handling and recycling facilities and higher landowner royalties.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization and accretion expense increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022 primarily due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Part II, Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022 primarily due to higher compensation and benefits expenses associated with higher headcount of $3.9 million, higher professional fees of $0.9 million primarily related to contracted accounting and tax services and additional resources needed for our enterprise resource platform implementation, as well as higher office rent expense of $0.7 million primarily related to our new corporate office lease. G&A expenses include stock-based compensation expense of $10.8 million and $11.4 million for the years ended December 31, 2023 and 2022, respectively.

Impairment Expense

See Part II, Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water. Research and development expense increased for the year ended December 31, 2023 as compared to the prior year due to internal beneficial reuse research and development, as well as the Beneficial Reuse Strategic Agreement entered into in the fourth quarter of 2022, as described above. Research and development expense related to the Company’s share of expense associated with the Beneficial Reuse Strategic Agreement was $1.6 million for the year ended December 31, 2023, as compared to $23 thousand of related research and development expense for the year ended December 31, 2022.

Other Operating (Income) Expense, Net

Other operating (income) expense, net includes net gains and losses on asset sales, transaction costs, abandoned project costs and other expenses. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Interest on Debt Instruments	$34,639	$31,609
Amortization of Debt Issuance Costs	2,590	2,440
Total Interest Expense	37,229	34,049
Less: Capitalized Interest	(4,376)	(4,864)
Interest Expense, Net	$32,853	$29,185

Interest expense, net for the year ended December 31, 2023 increased as compared with the year ended December 31, 2022 due to Credit Facility borrowings and was partially offset by a decrease in capitalized interest related to a decrease in assets under construction. The average outstanding debt balance for the year ended December 31, 2023 was $444.8 million compared with $406.7 million for the year ended December 31, 2022. The average interest rate on outstanding debt was 7.654% for the year ended December 31, 2023 as compared with 7.614% for the year ended December 31, 2022.

Income Tax Provision

Income tax expense included in our consolidated statements of operations for the years ended December 31, 2023 and 2022 is calculated based only on our allocable share of income of Solaris LLC, which is taxed as a partnership. See Part II, Item 8. Financial Statements and Supplementary Data – Note 11. Income Taxes for a discussion of our income tax provision and effective tax rate.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges

(such as temporary power costs, litigation expenses and severance costs), less any gains on the sale of assets.

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell and transfer, the fees we charge for such services and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin plus depreciation, amortization and accretion and temporary power costs. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and gross margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

(in thousands)	Year Ended December 31,
	2023	2022
Net Income	$43,412	$4,797
Interest Expense, Net	32,853	29,185
Income Tax Expense	7,494	524
Depreciation, Amortization and Accretion	76,632	67,524
Abandoned Well Costs	1,303	15,771
Impairment of Long-Lived Assets	—	15,597
Stock-Based Compensation	11,569	12,034
(Gain) Loss on Disposal of Asset, Net	(2,606)	478
Transaction Costs	802	1,520
Research and Development Expense	3,120	691
Change in Payables Related to Tax Receivable Agreement Liability	413	—
Other	(20)	880
Adjusted EBITDA	$174,972	$149,001

Total Revenue	$392,118	$321,001
Cost of Revenue	(254,605)	(207,004)
Gross Margin	137,513	113,997
Depreciation, Amortization and Accretion	76,632	67,524
Adjusted Operating Margin	$214,145	$181,521
Total Volumes (Thousands of BBLs)	544,647	468,401
Adjusted Operating Margin/BBL	$0.39	$0.39

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

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, payment of contractual obligations including debt and working capital obligations. When appropriate, we may enhance shareholder returns by returning capital to shareholders, such as through dividends and share buybacks (to the extent determined by our Board). Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility or accessing the capital markets. We believe that our cash flows, availability under our Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of December 31, 2023, we had a cash balance of $5.1 million and working capital, defined as current assets less current liabilities, of $11.9 million. We had $400.0 million face value of Notes outstanding and $26.0 million outstanding under our Credit Facility, with $323.9 million of availability under our Credit Facility. As of December 31, 2023, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes.

As of February 26, 2024, we had $21.0 million of outstanding borrowings under our Credit Facility at a weighted average interest rate of 8.18%. The borrowings are primarily being used to fund our capital program.

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

Our Board declared quarterly dividends on our Class A common stock of $0.09 per share for each quarter in 2023. In conjunction with the dividend payments, distributions of $0.09 per unit per quarter were paid to unit holders of Solaris LLC. The 2023 quarterly dividends and distributions declared totaled $21.6 million, which included dividends on performance-based restricted stock units that will be paid upon vesting.

On February 23 2024, our Board declared a dividend on our Class A common stock for the first quarter of 2024 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 21, 2024 to holders of record of our Class A common stock as of the close of business on March 7, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $183.9 million for the year ended December 31, 2023 as compared with $70.2 million for the year ended December 31, 2022. The net increase is primarily due to the increase in total revenue offset by increases in direct operating costs and general and administrative expenses. Net cash provided by operating activities also included a net increase (decrease) of $43.3 million and ($49.3) million for the years ended December 31, 2023 and 2022, respectively, associated with changes in working capital items, other than cash, primarily due to lower receivable balances associated with improved collections timing.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $149.6 million for the year ended December 31, 2023 as compared with $136.9 million for the year ended December 31, 2022. Expenditures for property plant and equipment were $169.7 million for the year ended December 31, 2023, as compared with $146.5 million for the year ended December 31, 2022, primarily due to increased capital activity to support our growing operations, including our long-term full-cycle water management agreement we entered into in 2022 with Chevron U.S.A. Net cash provided by investing activities for the year ended December 31, 2023 included $20.1 million in cash proceeds related to an asset sale, as compared with $14.7 million in cash proceeds from the sale of property, plant and equipment during the year ended December 31, 2022. The year ended December 31, 2022 also included $5.1 million cash paid for asset acquisitions. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4. Acquisitions and Note 5. Property, Plant and Equipment for more information.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $30.4 million for the year ended December 31, 2023 and included $9.0 million in net Credit Facility repayments. Also included is $3.9 million in debt issuance costs related to the amended and restated Credit Agreement, as well as $21.4 million cash dividends and distributions paid and $1.4 million treasury stock repurchases related to tax withholding on stock awards that vested. Net cash used in financing activities for the year ended December 31, 2023 also included a $6.6 million insurance premium financing agreement entered into in December 2023, partially offset by $1.3 million in payments on the agreement. See below and Part II, Item 8. Financial Statements and Supplementary Data – Note 9. Debt for additional information.

Net cash provided by financing activities totaled $7.8 million for the year ended December 31, 2022 and included $35.0 million of borrowings under our Credit Facility used primarily to fund our capital program, offset by $24.5 million cash dividends and distributions paid and $2.8 million treasury stock repurchases related to tax withholding on stock awards that vested.

Capital Requirements

Our business is capital intensive, requiring the maintenance of existing pipelines, pumps and handling and recycling facilities, salt water disposal (“SWD”) well recompletions or workovers, and the acquisition or construction and development of new assets and facilities.

We maintain significant flexibility around the timing of capital expenditures. However, we are subject to certain capital requirements to support our customers’ development plans associated with acreage dedication agreements.

Accordingly, we work proactively with our customers to anticipate their future needs for water handling and recycling assets to support their activities. For 2024, we expect our capital expenditures will be between approximately $85.0 million to $105.0 million, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

Debt Agreements

Credit Facility

In May 2023, the Credit Agreement was amended to, among other things, transition the loans under the Credit Facility to be made at Secured Overnight Financing Rate (“SOFR”) instead of LIBOR and to allow financial reporting to be satisfied based on delivery of the consolidated financial statements of Aris Water Solutions, Inc., so long as it remains a passive holding company, instead of Solaris Midstream Holdings, LLC.

In October 2023, the Credit Agreement was amended and restated to provide for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, with a springing maturity of 91 days ahead of the Notes’ due date of April 1, 2026 in the event the Notes are not voluntarily redeemed, repurchased, refinanced or otherwise retired in full prior to such springing maturity date, (iii) loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

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

The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of December 31, 2023, we were in compliance with all covenants under the Credit Facility.

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

We used the proceeds from the issuance of the Notes to repay all borrowings outstanding under our Credit Facility, to redeem all outstanding redeemable preferred units in full and for general corporate purposes.

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

Our key performance indicator under our Sustainability-Linked Bond Framework is to increase recycled produced water sold and reduce groundwater withdrawals sold expressed as a percentage of barrels of recycled produced water sold per year divided by total barrels of water sold per year (the “Recycling KPI”). Our Recycling KPI was designed to reduce groundwater withdrawal for water intensive industrial operations in the water stressed Permian Basin by increasing our sales of recycled produced water. Our Sustainability Performance Target (as defined in the indenture governing the Notes) was to increase our annual Recycling KPI to 60% by 2022 from a 2020 baseline of 42.1%, with an observation date of December 31, 2022.

As of December 31, 2022, our annual Recycling KPI was approximately 74%. During 2023, we notified the trustee for the Notes that, for the year ended December 31, 2022, we had satisfied the Sustainability Performance Target in accordance with the requirements and procedures of the indenture. As a result, the interest rate on the Notes will remain 7.625% for the remainder of the term of the Notes.

We were in compliance with all covenants under the indenture governing the Notes as of December 31, 2023.

Insurance Premium Financing

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million. Under the terms and provisions of the agreement, the insurance premium financing is repayable in 11 monthly installments of principal and interest through September 2024, at a weighted-average annual percentage rate of 7.49%. As of December 31, 2023, the remaining balance was $5.5 million and is included in “Insurance Premium Financing Liability” on the consolidated balance sheet.

Tax Receivable Agreement

At the closing of the IPO, we entered into the TRA with the TRA Holders. The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balances at December 31, 2023 and 2022. As of December 31, 2023 and 2022, the estimated TRA liability totaled $98.3 million and $98.0 million, respectively. The increase to the TRA liability is primarily the result of a state tax rate change, which increased the liability $0.4 million, partially offset by adjustments reflected in the 2022 federal income tax return.

We expect to fund any payments related to annual tax savings with cash on hand or cash from operations that would otherwise be used by us to pay taxes. In addition, such payments will only be made to the extent we are able to realize actual tax savings, and generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the TRA generally will accrue interest.

We estimate that if all the remaining Solaris LLC units were converted to shares of our Class A common stock on December 31, 2023, the TRA liability would be approximately $208.5 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make a substantial, immediate lump-sum payment (or “early termination payment”) under the terms of the TRA. As of December 31, 2023, we estimate the liability associated with this lump-sum payment would be approximately $159.3 million, discounted. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

Other Commitments

In the normal course of business, we enter into certain short-term purchase obligations and commitments for products and services, primarily related to purchases of pipe, pumps and other components. As of December 31, 2023, we had purchase obligations and commitments of approximately $21.1 million due in the next twelve months.

During the first quarter of 2023, we entered into an agreement with an unaffiliated water disposal company to dispose a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. We began delivering produced water under this agreement in June 2023. As of December 31, 2023, the remaining minimum commitment was $25.8 million, undiscounted. See Part II, Item 8. Financial Statements and Supplementary Data – Note 13. Commitments and Contingencies for more information.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting water operations. These agreements do not meet the definition of a lease under ASC Topic 842. As of December 31, 2023, the minimum royalty payments associated with these contracts are as follows: $9.8 million for 2024, $10.5 million for 2025, $11.3 million for 2026, $1.4 million for 2027, $1.4 million for 2028 and $1.7 million thereafter.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. The contract has a term that ends in May 2025, and the remaining minimum commitment under the contract is $3.8 million as of December 31, 2023.

See Item 1. Financial Statements – Note 13. Commitments and Contingencies for additional information.

See also Tax Receivable Agreement, above.

We have not entered into any other transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of our operations and the use of assumptions and estimates made by management. We base our assumptions, estimates and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared.

Our significant accounting policies are discussed in Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial position and results of operations. The application of these accounting estimates, which requires our most subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting estimates, could have a material effect on our financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of Aris Inc. and the consolidated accounts of Solaris LLC and its subsidiaries. Solaris LLC is a variable interest entity (“VIE”) of which Aris Inc. is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary, which is generally defined as the party who has (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. This assessment requires a significant amount of judgment by management in identifying and analyzing various factors that should be included in the analysis. We evaluate our relationship with Solaris LLC on an ongoing basis to determine whether we continue to be the primary beneficiary. Affiliate or third-party ownership interests in Solaris LLC are presented as a noncontrolling interest.

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

Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve the fair value of property, plant and equipment and intangible assets, including those with indefinite lives, the fair value of contracts and contingent consideration liabilities. For a business combination, the excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

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

For the years ended December 31, 2023 and 2022, we recognized abandoned well costs of $1.3 million and $15.8 million, respectively, and long-lived asset impairment expense of zero and $15.6 million, respectively.

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

During the first quarter of 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. As a result of our interim test, no goodwill impairment was identified. The fair value of our reporting unit exceeded the carrying value by more than 10%. We performed our annual goodwill impairment test using qualitative factors during the fourth quarter of 2023 and concluded there were no new impairment triggering events as of and for the year ended December 31, 2023. As such, there was no goodwill impairment as of December 31, 2023.

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

Under the market approach, we estimate the value of the reporting unit by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums. We use a peer company multiple method for the market approach. Market multiples represent market estimates of fair value based on selected financial metrics. We use earnings before interest, taxes, depreciation, amortization and accretion expense (also known as EBITDA) as our financial metric as we believe it more accurately compares companies in our industry.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the consolidated financial statements. We have reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2023, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We report income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of other (income) expense. For the years ended December 31, 2023, 2022 and 2021, no such amounts were recorded.

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

TRA Liability

In connection with the IPO, we entered into a TRA which generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. The estimated TRA liability totaled $98.3 million as of December 31, 2023.

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

Therefore, the balance of the TRA liability resulting from the IPO and the subsequent conversion of Solaris LLC units to Class A common stock during the years ended December 31, 2023 and 2022, which were recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings. Any changes in the balance of the TRA liability related to the IPO and subsequent conversions of Solaris LLC units to Class A common stock will be recorded as adjustments to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future conversions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company up until the last day of the fiscal year following the fifth anniversary of our IPO, or such earlier time that we have more than $1.235 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates (and have been a public company for at least 12 months), or issue more than $1.0 billion of non-convertible debt over a three-year period.

Recent Accounting Pronouncements

See Part II, Item 8. Financial Statements and Supplementary Data ─ Note 2. Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We do not currently hedge our exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of December 31, 2023, we had $26.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 8.276%. The outstanding borrowings under our Credit Facility generally bear a rate of interest (after giving effect to the October 2023 amendment and restatement) at the SOFR plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility at December 31, 2023 would increase our annual interest expense by approximately $0.3 million. In anticipation of the phase-out of LIBOR as a reference rate, our amended and restated credit agreement was amended to, among other things, transition the loans under the Credit Facility to be made at Term SOFR instead of LIBOR in May 2023. We cannot predict the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Aris Water Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aris Water Solutions, Inc., and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Houston, Texas

February 29, 2024

Aris Water Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)	December 31,	December 31,
	2023	2022
Assets
Cash	$5,063	$1,122
Accounts Receivable, Net	59,393	81,683
Accounts Receivable from Affiliate	22,963	46,029
Other Receivables	12,767	4,354
Prepaids and Deposits	8,364	5,805
Total Current Assets	108,550	138,993
Fixed Assets
Property, Plant and Equipment	1,041,703	907,784
Accumulated Depreciation	(121,989)	(88,681)
Total Property, Plant and Equipment, Net	919,714	819,103
Intangible Assets, Net	232,277	269,845
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	22,634	30,424
Right-of-Use Assets	16,726	9,135
Other Assets	5,995	1,281
Total Assets	$1,340,481	$1,303,366
Liabilities and Stockholders' Equity
Accounts Payable	$25,925	$22,982
Payables to Affiliate	894	3,021
Insurance Premium Financing Liability	5,463	—
Accrued and Other Current Liabilities	64,416	65,411
Total Current Liabilities	96,698	91,414
Long-Term Debt, Net of Debt Issuance Costs	421,792	428,921
Asset Retirement Obligations	19,030	17,543
Tax Receivable Agreement Liability	98,274	97,980
Other Long-Term Liabilities	16,794	10,421
Total Liabilities	652,588	646,279
Commitments and Contingencies (see Note 13)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 30,669,932 issued and 30,251,613 outstanding as of December 31, 2023; 30,115,979 issued and 29,919,217 outstanding as of December 31, 2022	306	300
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,543,565 issued and outstanding as of December 31, 2023; 27,575,519 issued and outstanding as of December 31, 2022	275	276
Treasury Stock (at Cost), 418,319 shares as of December 31, 2023; 196,762 shares as of December 31, 2022	(5,133)	(2,891)
Additional Paid-in-Capital	328,543	319,545
Accumulated Deficit	(87)	(7,722)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	323,904	309,508
Noncontrolling Interest	363,989	347,579
Total Stockholders' Equity	687,893	657,087
Total Liabilities and Stockholders' Equity	$1,340,481	$1,303,366

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)	Year Ended December 31,
	2023	2022	2021
Revenue
Produced Water Handling	$195,207	$151,360	$98,486
Produced Water Handling—Affiliate	102,322	93,107	86,598
Water Solutions	66,625	60,672	25,121
Water Solutions—Affiliate	25,611	15,156	19,046
Other Revenue	2,353	706	—
Total Revenue	392,118	321,001	229,251
Cost of Revenue
Direct Operating Costs	177,973	139,480	90,914
Depreciation, Amortization and Accretion	76,632	67,524	60,767
Total Cost of Revenue	254,605	207,004	151,681
Operating Costs and Expenses
Abandoned Well Costs	1,303	15,771	28,505
General and Administrative	50,454	45,220	27,266
Impairment of Long-Lived Assets	—	15,597	—
Research and Development Expense	3,120	691	—
Other Operating (Income) Expense, Net	(1,230)	2,212	2,657
Total Operating Expenses	53,647	79,491	58,428
Operating Income	83,866	34,506	19,142
Other Expense
Interest Expense, Net	32,853	29,185	25,473
Other	107	—	380
Total Other Expense	32,960	29,185	25,853
Income (Loss) Before Income Taxes	50,906	5,321	(6,711)
Income Tax Expense	7,494	524	298
Net Income (Loss)	$43,412	$4,797	$(7,009)
Equity Accretion and Dividend—Redeemable Preferred Units	—	—	21
Net Income (Loss)—Stockholders'/Members' Equity	$43,412	$4,797	$(6,988)
Net Loss, Equity Accretion and Dividend Prior to IPO	—	—	(10,309)
Net Income Attributable to Noncontrolling Interest	24,524	3,097	2,209
Net Income Attributable to Aris Water Solutions, Inc.	$18,888	$1,700	$1,112

Net Income Per Share of Class A Common Stock(1)
Basic	$0.59	$0.04	$0.05
Diluted	$0.59	$0.04	$0.05
Weighted Average Shares of Class A Common Stock Outstanding (1)
Basic	30,037,681	24,070,934	20,888,675
Diluted	30,037,681	24,146,215	20,888,675

(1) For 2021, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from October 26, 2021 through December 31, 2021, the period following the reorganization transactions and IPO.

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2023	2022	2021
Cash Flow from Operating Activities
Net Income (Loss)	$43,412	$4,797	$(7,009)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Deferred Income Tax Expense	7,299	466	379
Depreciation, Amortization and Accretion	76,632	67,524	60,767
Stock-Based Compensation	11,569	12,034	1,586
Impairment of Long-Lived Assets	—	15,597	—
Abandoned Well Costs	1,303	15,771	28,505
(Gain) Loss on Disposal of Assets, Net	(2,606)	478	275
Abandoned Projects	216	72	2,047
Amortization of Debt Issuance Costs, Net	2,280	2,143	1,873
Change in Payables Related to Tax Receivable Agreement Liability	413	—	—
Other	93	623	596
Changes in Operating Assets and Liabilities
Accounts Receivable	20,716	(38,811)	(21,456)
Accounts Receivable from Affiliate	23,104	(25,838)	(8,653)
Other Receivables	(9,648)	(838)	364
Prepaids and Deposits	(2,559)	238	(2,178)
Accounts Payable	3,937	1,903	(8,271)
Payables to Affiliates	(2,127)	1,522	(385)
Accrued Liabilities and Other	9,839	12,532	10,372
Net Cash Provided by Operating Activities	183,873	70,213	58,812
Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(169,736)	(146,525)	(74,664)
Cash Paid for Asset Acquisitions	—	(5,100)	—
Proceeds from the Sale of Property, Plant and Equipment	20,154	14,700	—
Net Cash Used in Investing Activities	(149,582)	(136,925)	(74,664)
Cash Flow from Financing Activities
Dividends and Distributions Paid	(21,429)	(24,465)	(213,186)
Repurchase of Shares	(1,363)	(2,756)	(135)
Repayment of Credit Facility	(118,000)	—	(297,000)
Proceeds from Credit Facility	109,000	35,000	—
Proceeds from Issuance of Class A Common Stock sold in Initial Public Offering, net of underwriting discounts and commissions	—	—	249,355
Payment of Issuance Costs of Class A Common Stock	—	—	(2,913)
Proceeds from Senior Sustainability-Linked Notes	—	—	400,000
Payment of Debt Issuance Costs Related to Issuance of Senior Sustainability-Linked Notes	—	—	(9,352)
Redemption of Redeemable Preferred Units	—	—	(74,357)
Payment of Debt Issuance Costs Related to Credit Facility	(3,942)	—	(1,442)
Members' Contributions	—	—	5
Proceeds from Insurance Premium Financing	6,636	—	—
Payment of Insurance Premium Financing	(1,252)	—	—
Net Cash (Used in) Provided by Financing Activities	(30,350)	7,779	50,975
Net Increase (Decrease) in Cash	3,941	(58,933)	35,123
Cash, Beginning of Year	1,122	60,055	24,932
Cash, End of Year	$5,063	$1,122	$60,055

Supplementary Cash Flow Data
Cash Paid for Interest, Net of Amount Capitalized	$29,598	$25,933	$18,649
Cash Paid for Income Taxes	97	6	—

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Stockholders’ and Members’ Equity

(in thousands, except for share and per share amounts)		Class A		Class B		Additional			Retained Earnings	Non-	Total
	Members'	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Equity	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interests	Equity
Balance at December 31, 2020	$633,915	$-	-	$-	-	$-	$-	-	$-	$-	$633,915
Capital Contributions	5	-	-	-	-	-	-	-	-	-	5
Accretion Related to Redeemable Preferred Units	21	-	-	-	-	-	-	-	-	-	21
Net Loss Prior to Reorganization	(10,330)	-	-	-	-	-	-	-	-	-	(10,330)
Effect of Corporate Reorganization and IPO	(623,611)	203	20,297,500	332	33,202,500	248,675	-	-	-	407,656	33,255
Establish TRA Liability at IPO and Exchange of LLC Units for Class A Shares	-	-	-	-	-	(75,564)	-	-	-	-	(75,564)
Deferred Tax Assets Acquired	-	-	-	-	-	20,312	-	-	-	-	20,312
Exchange of Class B Shares for Class A Shares	-	15	1,486,396	(15)	(1,486,396)	18,885	-	-	-	(18,885)	-
Stock-based Compensation Expense	-	-	74,126	-	-	618	-	-	-	968	1,586
Dividends and Distributions ($0.07 per share or unit)	-	-	-	-	-	-	-	-	(1,569)	(2,278)	(3,847)
Purchase of Treasury Stock	-	-	-	-	-	-	(135)	10,191	-	-	(135)
Net Income	-	-	-	-	-	-	-	-	1,112	2,209	3,321
Balance at December 31, 2021	$-	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Class A Shares Issued for Acquisitions	-	35	3,451,100	-	-	55,801	-	-	-	16,763	72,599
Redemption of Class B Shares for Class A Shares	-	41	4,140,585	(41)	(4,140,585)	52,433	-	-	-	(52,433)	-
Stock-based Compensation Expense	-	6	666,272	-	-	9,843	-	-	-	2,185	12,034
Increase in TRA Liability Related to Share Redemption	-	-	-	-	-	(23,970)	-	-	-	-	(23,970)
Deferred Tax Assets Acquired	-	-	-	-	-	12,512	-	-	-	-	12,512
Dividends and Distributions ($0.36 per share or unit)	-	-	-	-	-	-	-	-	(8,965)	(11,703)	(20,668)
Purchase of Treasury Stock	-	-	-	-	-	-	(2,756)	186,571	-	-	(2,756)
Net Income	-	-	-	-	-	-	-	-	1,700	3,097	4,797
Balance at December 31, 2022	$-	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	1	31,954	(1)	(31,954)	410	-	-	-	(410)	-
Stock-based Compensation Expense	-	5	521,999	-	-	9,070	-	-	-	2,494	11,569
Decrease in TRA Liability Related to Share Redemption, Net	-	-	-	-	-	119	-	-	-	-	119
Deferred Tax Liabilities Acquired, Net	-	-	-	-	-	(491)	-	-	-	-	(491)
Dividends and Distributions ($0.36 per share or unit)	-	-	-	-	-	-	-	-	(11,253)	(10,309)	(21,562)
Purchase of Treasury Stock	-	-	-	-	-	(110)	(2,242)	221,557	-	111	(2,241)
Net Income	-	-	-	-	-	-	-	-	18,888	24,524	43,412
Balance at December 31, 2023	$-	$306	30,669,932	$275	27,543,565	$328,543	$(5,133)	418,319	$(87)	$363,989	$687,893

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

As a holding company, our principal asset is a membership interest in Solaris LLC. As the sole managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct its business. We consolidate the financial results of Solaris LLC and report a noncontrolling interest related to the portion of Solaris LLC units not owned by us.

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

In December 2021, 1,486,396 Solaris LLC units were converted (together with an equal number of shares of our Class B common stock) into shares of our Class A common stock. During the years ended December 31, 2023 and 2022, 31,954 and 4,140,585 Solaris LLC units were converted (together with an equal number of shares of our Class B common stock) into shares of our Class A common stock, respectively. As of December 31, 2023, we own approximately 52% of Solaris LLC.

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

2.Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

All dollar amounts, except per share/unit amounts, in the consolidated financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

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

Consolidation

We have determined that the members with equity at risk in Solaris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Solaris LLC’s economic performance; therefore, Solaris LLC is considered a variable interest entity (“VIE”). As the managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, as well as have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Solaris LLC.

The consolidated financial statements include the accounts of the Company, Solaris LLC and Solaris LLC’s wholly owned subsidiaries which include Solaris Water Midstream, LLC, Solaris Water Midstream Services, LLC, Solaris Midstream DB-TX, LLC, Solaris Midstream MB, LLC, Solaris Midstream DB-NM, LLC, Solaris Services Holdings, LLC, 829 Martin County Pipeline, LLC and Clean H2O Technologies, LLC (collectively, the “subsidiaries”). All material intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling Interest

Our consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by Aris Inc.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these consolidated financial statements and disclosures of contingencies. These estimates include, among others, determining the fair values of assets acquired, liabilities assumed, and/or contingent consideration paid in acquisitions or nonmonetary exchanges or disposed through sale, determining the fair value and related impairment of long-lived assets, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, goodwill impairment testing, the fair value of asset retirement obligations (“ARO”), accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets and our Tax Receivable Agreement (“TRA”) liability.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for credit losses. Accounts receivable are generally due within 60 days or less. Management determines the measurement of all expected credit losses for accounts receivable held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As of December 31, 2023, 2022 and 2021, the allowance for credit losses totaled zero, $0.3 million and $0.2 million, respectively. The “Accounts Receivable, Net” and “Accounts Receivable from Affiliate” balances were $42.0 million and $20.2 million, respectively, as of January 1, 2022.

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

We have customer contracts that contain minimum transportation and/or disposal volume delivery requirements, and we are entitled to deficiency payments if such minimum contractual volumes are not delivered by the customer. These deficiency amounts are based on fixed, daily minimum volumes (measured over monthly, quarterly or annual periods depending on the contract) at a fixed rate per barrel.

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

For some contracts, we are entitled to shortfall payments if a customer does not deliver a contractually minimum volume of water for handling over a certain period. In these cases, we recognize volumes and the revenue for the difference between the physical volumes handled and the contractual minimum. Moreover, some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time. We had no long-term contract liabilities related to these contracts as of December 31, 2023 and 2022, respectively.

As part of our water processing activities, we aggregate and sell recovered crude oil, also known as skim oil. Included in our Produced Water Handling revenues is skim oil sales revenue, which is recognized when custody is transferred to the purchaser and sold at market rates, net of marketing costs. For the years ended December 31, 2023, 2022 and 2021, we recognized $31.0 million, $24.7 million and $8.8 million in skim oil sales revenue, respectively.

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

All costs necessary to place an asset into operation are capitalized. Maintenance and repairs are expensed when incurred. Upgrades and enhancements that substantially extend the useful lives of the assets or that substantially increase the capacity of the assets are capitalized. When property is abandoned, retired or otherwise disposed of, the cost and accumulated depreciation are removed from appropriate accounts and any gain or loss is included in earnings. Costs incurred for construction of facilities and related equipment and pipelines are included in construction in progress. Direct project costs on potential future projects are capitalized and included in construction in progress. These costs generally relate to acquiring the appropriate permits, rights-of-way and other related expenditures necessary prior to construction. No depreciation is recorded for these assets as they have not been placed in operation. See Note 5. Property, Plant and Equipment.

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

Debt Issuance Costs

We capitalize costs incurred in connection with the issuance of debt and amortize such costs as additional interest expense over the term of the related debt.

Asset Retirement Obligations

Our ARO relate primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. The fair value of a liability for an ARO is recognized in the period in which it is incurred. These obligations are those for which we have a legal obligation for settlement. The fair value of the liability is added to the carrying amount of the associated asset. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates, credit-adjusted risk-free rate and facilities lives. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent adjustments in the cost estimate are reflected as revisions to the liability and the amounts continue to be amortized over the useful life of the related asset. See Note 7. Asset Retirement Obligations.

Definite-Lived Intangible Assets

Substantially all of our intangible assets are related to customer contracts that were acquired in connection with previous acquisitions. Amortization of these assets is based primarily on the percentage of discounted cash flows expected to occur over the lives of the contracts. See Note 6. Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but instead is tested for impairment on an annual basis, or when events or changes in circumstances indicate the fair value of the reporting unit may have been reduced below its carrying value. For our reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, management concludes that no impairment has occurred, and further testing is not required. If the fair value of the reporting unit (including goodwill) is less than its carrying value, goodwill is considered to be impaired, and the goodwill balance is reduced by the difference between the fair value and the carrying value of the reporting unit.

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

During the first quarter of 2023, we conducted a quantitative interim test of goodwill due to a decline in the price of our Class A common stock during the period. As a result of our interim test, no goodwill impairment was identified. The fair value of our reporting unit exceeded the carrying value by more than 10%. We performed our annual goodwill impairment test using qualitative factors during the fourth quarter of 2023 and concluded there were no new impairment triggering events as of and for the year ended December 31, 2023. As such, there was no goodwill impairment as of December 31, 2023.

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

Fair Value on a Non-Recurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets acquired and liabilities assumed in a business combination, shares/units granted in acquisitions and the initial recognition of ARO, for which fair value is used. These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods.

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

Fair value information regarding our debt is as follows:

(in thousands)	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$405,090	$400,000	$398,828
Credit Facility	$26,000	$26,000	$35,000	$35,000

The carrying values of our financial instruments, consisting of cash, accounts receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Treasury Stock

Purchase of treasury stock represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan (the “2021 Plan”). We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in shareholders’ equity in the consolidated balance sheets. In connection with the assets acquired from Delaware Energy, as discussed below, certain shares of our Class A common stock issued to the seller are held in escrow and can be released to us under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. Upon release and return of these shares, they are recorded at their fair market value at the date of receipt. See Note 4. Acquisitions and Note 12. Stockholders’ and Members’ Equity for more information.

Transaction Costs

Transaction costs are comprised of acquisition-related expenses and/or expenses incurred as part of our capital restructuring activities and are included in other operating expense. Transaction costs associated with the IPO are netted against IPO proceeds, as a component of equity.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water and is expensed as incurred.

TRA Liability

We update our accrual for the TRA liability on a quarterly basis, based on current period conversions of Solaris LLC units, current estimates of taxable income and current income tax rates in effect at the time of the accrual. See Note 8. TRA Liability.

Income Taxes

Income tax expense included in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 is calculated based only on our allocable share of income (loss) of Solaris LLC, which is taxed as a partnership. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Our policy is to recognize accrued interest and penalties related to uncertain tax positions in other expense in the consolidated statements of operations. At December 31, 2023 and 2022, there were no liabilities recorded for payment of interest and penalties associated with uncertain tax positions. See Note 11. Income Taxes.

Stock-Based Compensation

Restricted stock and restricted stock units (collectively “RSUs”) and performance-based restricted stock units (“PSUs”) issued to employees and directors are recorded on grant-date at fair value. Expense is recognized on a straight-line basis over the employee’s and director’s requisite service period (generally the vesting period of the award) as either operating expense or general and administrative expense in the consolidated statements of operations. We have elected to account for forfeitures as they occur. Therefore, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition will be reversed in the period of the forfeiture. See Note 15. Stock-Based Compensation and Other Compensation Plans.

Earnings Per Share Attributable to Aris Inc.

We use the two-class method to give effect to participating securities in periods in which there is net income. Basic earnings (loss) per share (“EPS”) of our Class A common stock is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A common stock includes the effect of outstanding common stock equivalents, except in periods in which there is a net loss. In the event of a net loss, we exclude the effect of outstanding common stock equivalents from the calculation of diluted EPS as the inclusion would be anti-dilutive.

In addition, although we include shares of restricted stock granted to members of our Board of Directors in our count of Class A common stock outstanding, we exclude those shares of restricted stock from our EPS calculation because vesting of the restricted stock is contingent upon continued service as Board members.

All net earnings (loss) for the Predecessor period from January 1, 2021 to October 26, 2021 were entirely allocable to Predecessor shareholders and noncontrolling interest. See Note 14. Earnings Per Share.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or, if not, but the transaction does not include a significant process (does not meet the definition of a business), the transaction is recorded as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values, and no goodwill is recorded. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any noncontrolling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill. See Note 4. Acquisitions.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the Chief Executive Officer. We view our operations and manage the business as one operating segment, as the assets support all revenue streams. All of our assets reside in the United States.

Leases

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

Lease Term ─ Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. We include renewal periods and exclude termination periods from our lease term if, at commencement, it is reasonably likely that we will exercise the option.

Lease Payments ─ Certain of our lease agreements include rental payments that are adjusted periodically for inflation or passage of time. These step payments are included within our present value calculation as they are known adjustments at commencement. Some of our lease agreements, including sublease agreements, include variable payments that are excluded from our present value calculation.

Additionally, we have lease agreements that include lease and non-lease components, such as equipment maintenance, which are generally accounted for as a single lease component. For these leases, lease payments include all fixed payments stated within the contract. For real estate lease agreements, including our sublease agreements, we account for lease and non-lease components separately. Our lease agreements do not contain any material residual value guarantees that would impact our lease payments. See Note 10. Leases.

Collaborative Arrangements

In November 2022, we announced that we had entered into the Beneficial Reuse Strategic Agreement with Chevron U.S.A. Inc. and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In January 2023, ExxonMobil Corporation (together with the Company, Chevron U.S.A. Inc. and ConocoPhillips, the “alliance members”) joined the Beneficial Reuse Strategic Agreement.

The Beneficial Reuse Strategic Agreement is accounted for as a collaborative arrangement pursuant to Accounting Standards Codification 808, “Collaborative Arrangements” (“ASC 808”), as the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy. We have concluded that ASC 730, “Research and Development,” should be applied to the Beneficial Reuse Strategic Agreement.

We account for reimbursements of research and development costs under the Beneficial Reuse Strategic Agreement as contra-expenses in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within the collaborative arrangement. We classify advance billings or receivables recorded as “Accrued and Other Current Liabilities” or “Other Receivables,” respectively, on our consolidated balance sheet.

For the years ended December 31, 2023 and 2022, we incurred $6.4 million and $91 thousand, respectively, in total research and development expenses relating to the Beneficial Reuse Strategic Agreement, which was offset by $4.8 million and $68 thousand, respectively, in amounts due from the other alliance members for reimbursement of these shared costs. As of December 31, 2023, we recorded $1.4 million due from the other alliance members for reimbursement of shared costs in “Other Receivables” on the consolidated balance sheet, which is partially offset by $1.1 million in related advance billings included in “Accrued and Other Current Liabilities” on the consolidated balance sheet. No receivables or advance billings were recorded as of December 31, 2022. See Note 3. Additional Financial Statement Information.

Cloud Computing Arrangements

During the fourth quarter of 2023, we began the process of implementing a new enterprise resource planning (“ERP”) system. Based on the provisions of ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, we may capitalize certain implementation costs associated with hosting arrangements that are service contracts. Accordingly, we capitalized $0.4 million in implementation costs incurred during the development phase, which are included in “Prepaids and Deposits” on the consolidated balance sheet as of December 31, 2023. The capitalized costs will be amortized over the term of the hosting arrangement, commencing when the capitalized asset is ready for its intended use, which is expected to be in the second half of 2024. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 Liabilities Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations. Amendments in this update require annual and interim disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments do not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. The amendments are effective retrospectively for fiscal years beginning after December 15, 2022, except for the rollforward requirements, which are effective for fiscal years beginning after December 15, 2023. We adopted this accounting pronouncement, except for the disclosure of rollforward activity, in December 2023, in connection with the execution of a short-term agreement to finance certain insurance premiums, resulting in new disclosures related to the $5.5 million presented within “Insurance Premium Financing Liability” on the consolidated balance sheet as of December 31, 2023. The adoption of ASU 2022-04 did not affect our recognition or measurement of supplier finance program obligations on the consolidated financial statements. See Note 9. Debt for more information on the new disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was to be effective prospectively upon issuance through December 31, 2022 and applied from the beginning of an interim period that included the issuance date of this ASU. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024. All other provisions of ASU 2020-04 were unchanged. In May 2023, the Credit Agreement (as defined below) was amended to, among other things, transition the loans under the Credit Facility to be made at the Secured Overnight Financing Rate (“SOFR”) instead of LIBOR. We adopted this accounting pronouncement in May 2023 with the execution of the amendment to the Credit Agreement. See Note 9. Debt for further discussion of the Company’s accounting for its outstanding debt, credit facility and related issuance costs. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, we have elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

The Company is an “emerging growth company”, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU primarily relate to the rate reconciliation and income taxes paid disclosures and improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. Other than the required disclosures, we do not expect a material impact on the consolidated financial statements and related disclosures upon adoption.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for annual periods beginning after December 15, 2024 and should be applied prospectively. Other than the required disclosures, we do not expect a material impact on the consolidated financial statements and related disclosures upon adoption.

3.Additional Financial Statement Information

Balance Sheet

Other Balance Sheet information is as follows:

(in thousands)	December 31,
	2023	2022
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$4,064	$3,600
Reimbursable Research and Development Receivable	1,450	—
Property Insurance Receivable	4,000	—
Reimbursable Projects and Other	3,253	754
Total Other Receivables	$12,767	$4,354

Prepaids and Deposits
Prepaid Insurance	$5,494	$4,609
Other Prepaids and Deposits	2,870	1,196
Total Prepaids and Deposits	$8,364	$5,805

Accrued and Other Current Liabilities
Accrued Operating Expense	$33,491	$28,877
Accrued Capital Costs	3,812	16,161
Accrued Interest	8,510	8,262
Accrued Compensation	10,118	4,809
Lease Liabilities	1,676	1,176
Asset Retirement Obligation	763	2,242
Contingent Consideration Liability	1,221	1,350
Advance Billings for Reimbursable Research and Development Expense	1,120	—
Other	3,705	2,534
Total Accrued and Other Current Liabilities	$64,416	$65,411

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$14,716	$7,719
Contingent Consideration Liability	2,078	2,702
Total Other Long-Term Liabilities	$16,794	$10,421

Statement of Operations

Other Statement of Operations information is as follows:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Depreciation, Amortization and Accretion
Depreciation - Property, Plant and Equipment	$37,859	$30,254	$27,880
Amortization - Intangible Assets	37,569	36,735	32,605
Accretion of Asset Retirement Obligations	1,204	535	282
Total Depreciation, Amortization and Accretion	$76,632	$67,524	$60,767

Other Operating (Income) Expense, Net
(Gain) Loss on Disposal of Asset, Net	$(2,606)	$478	$275
Transaction Costs	802	1,520	335
Other (1)	574	214	2,047
Total Other Operating (Income) Expense, Net	$(1,230)	$2,212	$2,657

Interest Expense, Net
Interest on Debt Instruments	$34,639	$31,609	$26,221
Amortization of Debt Issuance Costs	2,590	2,440	2,043
Total Interest Expense	37,229	34,049	28,264
Less: Capitalized Interest	(4,376)	(4,864)	(2,791)
Total Interest Expense, Net	$32,853	$29,185	$25,473

(1)	The 2021 expense is related primarily to abandonment costs for expirations of legacy permits and rights-of-way for projects that were not ultimately constructed.

Significant Customers

Customers that comprised more than 10% of our total revenue are as follows:

	Year Ended December 31,
	2023	2022	2021
ConocoPhillips	33%	34%	46%
Chevron U.S.A. Inc.	18%	11%	**	%
Mewbourne Oil Company	11%	12%	**	%
Oxy USA Inc.	** %	** %	10%

**	Revenue was less than 10% of total revenue.

As of December 31, 2023, ConocoPhillips accounted for 28% and Chevron Corporation accounted for 27% of accounts receivable. As of December 31, 2022, ConocoPhillips accounted for 36% and Mewbourne Oil Company accounted for 11% of accounts receivable.

Supplemental Non-Cash Disclosure

Significant non-cash activity for the years ended December 31, 2023, 2022 and 2021 is discussed in the following locations:

Non-Cash Item	Location
Non-Cash Investing and Financing Activities:
Accretion and Dividend Related to Redeemable Preferred Units	Consolidated Statements of Stockholders' and Members' Equity
Shares of Class A Common Stock Issued in Acquisition	Note 4. Acquisitions
Accrued Additions to Property, Plant and Equipment	Note 5. Property, Plant and Equipment
Asset Retirement Obligations	Note 7. Asset Retirement Obligations
Increase in TRA Liability Related to Share Redemption	Note 8. TRA Liability
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	Note 10. Leases
Treasury Stock Reimbursement	Note 12. Stockholders' and Members' Equity

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

The following table sets forth our purchase price allocation:

(in thousands, except share and per share amounts)
Equity Consideration
Number of Class A Shares Issued (1)	3,365,907
Fair Value Per Share on Transaction Closing Date	$21.16
Total Fair Value of Equity Consideration	$71,223
Fair Value of Contingent Consideration (2)	3,899
Total Fair Value of Consideration	$75,122

Purchase Price Allocation
Produced Water Handling Facilities	$72,736
Gathering Systems and Pipelines	2,716
Total Fair Value of Property Acquired	75,452
Less: ARO Liabilities Assumed	(330)
Total Purchase Price Allocation	$75,122

(1)	A portion of these shares are held in escrow and are released pursuant to the terms and conditions of the asset purchase agreement with Delaware Energy. During the year ended December 31, 2023, 85,471 of these shares were released and returned to the Company for the reimbursement of certain post-acquisition workover costs. See Note 12. Stockholders’ and Members’ Equity for further details.
(2)	As of December 31, 2023 and 2022, liabilities for contingent consideration of $1.2 million and $1.3 million are included in “Accrued and Other Current Liabilities,” respectively, on the consolidated balance sheet, and liabilities for contingent consideration of $2.1 million and $2.7 million are included in “Other Long-Term Liabilities,” respectively, on the consolidated balance sheet.

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

PP&E consists of the following:

(in thousands)	December 31,	December 31,
	2023	2022
Wells, Facilities, Water Ponds and Related Equipment	$561,059	$437,894
Pipelines	427,528	363,577
Vehicles, Equipment, Computers and Office Furniture	24,496	20,219
Assets Subject to Depreciation	1,013,083	821,690
Land	463	463
Projects and Construction in Progress	28,157	85,631
Total Property, Plant and Equipment	1,041,703	907,784
Accumulated Depreciation	(121,989)	(88,681)
Total Property, Plant and Equipment, Net	$919,714	$819,103

Accrued PP&E additions totaled $13.1 million, $26.4 million and $5.5 million at December 31, 2023, 2022 and 2021, respectively.

Asset Exchanges

No asset exchanges were completed during the year ended December 31, 2023.

During the year ended December 31, 2022, we completed multiple nonmonetary transactions. The transactions included exchanges of wells, facilities, permits and other assets. The total net book value of the divested assets and liabilities was $3.8 million. The acquired assets were recorded at a total fair value of $3.2 million, which resulted in a total pre-tax loss of $0.6 million.

Assets Sold and Asset Impairment

During the third quarter of 2023, we closed the sale of certain assets and received cash consideration of $20.1 million. We recorded a gain of $2.6 million, which is included in “Other Operating (Income) Expense” in the consolidated statements of operations for the year ended December 31, 2023.

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

Abandoned Assets

Total abandonment expense for the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $15.8 million and $28.5 million, respectively, and primarily related to the following:

In the third quarter of 2023, management determined a stand-alone produced water handling facility was no longer economically beneficial to the operations of the Company and should be shut-in and taken out of service. Accordingly, we removed the costs and the associated accumulated depreciation and recognized a $1.2 million charge for the remaining book value of the asset. This charge is included in “Abandoned Well Costs” in the consolidated statements of operations for the year ended December 31, 2023.

In the second quarter of 2022, management determined that two previously acquired facilities were no longer economically beneficial to the operations of the Company due to required workover costs and should be shut-in and taken out of service. Management also determined that a well under construction in Texas needed to be abandoned after the well had encountered technical difficulties during the drilling phase and progress on the well had ceased. Management’s evaluation of these assets determined that abandoning the assets was the most prudent course of action. Accordingly, we removed the costs and the associated accumulated depreciation of the assets and recognized an abandonment charge of $5.8 million for the remaining book value.

In the third quarter of 2022, we recognized an abandonment charge of $9.2 million related to a stand-alone produced water handling facility that was taken out of service.

In the fourth quarter of 2022, we commenced the retirement work on several salt water disposal (“SWD”) wells that had previously been taken out of service and had their costs removed. In connection with this work, we revised the asset retirement obligation related to these SWD wells to reflect the estimated cost of the retirement work. The resulting charge of $1.1 million was recorded to abandoned well costs.

In the third quarter of 2021, management completed its evaluation of the performance of a SWD well, located in Eddy County, New Mexico and concluded that the well should be shut-in and taken out of service. We drilled this well in the second quarter of 2017 and encountered technical difficulties requiring significant incremental capital expenditure. The asset was put into service in May of 2018. During July 2021, we re-

entered the well bore to address anomalies. After technical testing, management concluded that it was probable that abandoning the asset was the most prudent course of action as the well was unable to remain in service in its then current condition. Accordingly, we removed the costs and the associated accumulated depreciation and recognized a charge of $28.5 million for the remaining net book value of the well.

Abandoned Projects

We recognized $0.2 million, $0.1 million and $1.6 million of abandoned project expense during the years ended December 31, 2023, 2022 and 2021, respectively, which is included in “Other Operating (Income) Expense” in the consolidated statements of operation. The amount of expense recorded during each year was equal to the recorded cost for each of the assets. No accumulated depreciation was recorded related to these assets.

6.Intangible Assets

All of our intangible assets are subject to amortization and substantially all are related to customer contracts acquired through acquisitions. The components of the intangible assets are as follows:

(in thousands)	December 31,	December 31,
	2023	2022
Gross Value	$366,683	$366,683
Accumulated Amortization	(134,406)	(96,838)
Net Carrying Value	$232,277	$269,845

Substantially all of the net carrying value of our intangible assets is attributable to contracts that expire in 2035. The table below shows the expected amortization of intangibles as of December 31, 2023:

(in thousands)	Amount
2024	$37,053
2025	35,215
2026	32,123
2027	27,893
2028	23,190
Thereafter	76,803

Amortization expense totaled $37.6 million, $36.7 million and $32.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7.Asset Retirement Obligations

Our ARO are related primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. A reconciliation of the changes in ARO is as follows:

(in thousands)	Year Ended December 31,
	2023	2022
Asset Retirement Obligations, Beginning Balance	$19,785	$6,158
Liabilities Incurred	930	1,085
Liabilities Incurred on Acquisition	—	459
Accretion Expense	1,204	535
Reduction for Assets Sold	(554)	(272)
Liabilities Settled	(2,056)	(368)
Revision of Estimates	484	12,188
Asset Retirement Obligations, Ending Balance	$19,793	$19,785

Revision of estimates for the year ended December 31, 2022 related to increases in expected future scope of work and higher costs and contributed to the increase in accretion expense for the year ended December 31, 2023.

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

A reconciliation of the changes in the TRA liability is as follows:

(in thousands)	Year Ended December 31,
	2023	2022
TRA Liability, Beginning Balance	$97,980	$75,564
Increase in TRA Liability Related to Current Year Share Redemption	232	23,970
Change in Payables Related to TRA Liability	413	—
Adjustments Reflected in 2021 Federal Income Tax Return	—	(1,554)
Adjustments Reflected in 2022 Federal Income Tax Return	(351)	—
TRA Liability, Ending Balance	$98,274	$97,980

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

Therefore, the balance of the TRA liability resulting from the IPO and the subsequent conversions of Solaris LLC units to Class A common stock, which were recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings for the 2023 tax year to be made later in 2024. Any change in the balance of the TRA liability related to the IPO and subsequent conversions of Solaris LLC units to Class A common stock will be recorded as an adjustment to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future conversions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to additional paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

As of December 31, 2023 and 2022, the estimated TRA liability totaled $98.3 million and $98.0 million, respectively. The increase to the TRA liability is primarily the result of a state tax rate change, which increased the liability $0.4 million, partially offset by adjustments reflected in the 2022 federal income tax return.

We estimate if all the remaining Solaris LLC units were converted to Class A common stock on December 31, 2023, the TRA liability would be approximately $208.5 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of December 31, 2023, we estimate the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $159.3 million, discounted. The amount of this liability for a change of control can be significantly impacted by the closing price of our Class A shares on the applicable exchange date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

9.Debt

At December 31, 2023 and 2022, our debt consisted of the following:

(in thousands)	December 31,	December 31,
	2023	2022
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility	26,000	35,000
Total Long-Term Debt	426,000	435,000
Less: Unamortized Debt Issuance Costs	(4,208)	(6,079)
Total Long-Term Debt, Net of Debt Issuance Costs	$421,792	$428,921
Insurance Premium Financing Liability	$5,463	$—
Total Debt	$427,255	$428,921

Senior Sustainability-Linked Notes

In April 2021, we issued $400.0 million aggregate principal amount of 7.625% Senior Sustainability-Linked Notes (the “Notes”) due April 1, 2026. Proceeds from the offering were $390.6 million, net of $9.4 million of debt issuance costs, and were used to repay $297.0 million of borrowings under the Credit Facility, redeem all outstanding redeemable preferred units for $74.4 million and for general corporate purposes.

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

Credit Facility

Concurrent with the Notes offering in April 2021, we entered into an amended and restated credit agreement (as it may be amended and/or restated from time to time, the “Credit Agreement”) to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) include an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $75.0 million, subject to certain conditions, (v) amend the leverage ratio covenant to comprise of a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00 to 1.00, for the third quarter of 2021 to 4.75 to 1.00, and thereafter to 4.50 to 1.00 and (viii) add a secured leverage covenant of 2.50 to 1.00.

The Credit Facility provided for, at our option:

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

In October 2023, the Credit Agreement was amended and restated to provide for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, with a springing maturity of 91 days ahead of the Notes’ due date of April 1, 2026 in the event the Notes are not voluntarily redeemed, repurchased, refinanced or otherwise retired in full prior to such springing maturity date, (iii) loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

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

We incurred $3.9 million of expenses in 2023 to refinance the Credit Facility that is included in “Other Assets” on the consolidated balance sheet and “Payment of Debt Issuance Costs Related to Credit Facility” on the consolidated statements of cash flows and will be amortized over the remaining loan term. This was accounted for as a debt modification, and we recognized a loss of $0.1 million in the fourth quarter of 2023 which is included in “Other” expense on the consolidated statements of operations and consolidated statements of cash flows.

In the second quarter of 2021, we refinanced the Credit Facility and recognized a debt modification loss of $0.4 million, which is included in “Other” expense on the consolidated statements of operations.

Our weighted average interest rate on outstanding borrowings under the Credit Facility was 8.276% and 6.967% as of December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $26.0 million of outstanding borrowings under the Credit Facility, $150 thousand in letters of credit outstanding and $323.9 million in revolving commitments available.

The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of December 31, 2023, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million, which is secured by all sums payable to the Company with reference to the insurance policies financed pursuant to this agreement, including any gross return premiums and any payment on account of loss which results in reduction of unearned premium in accordance with the term of the agreement. Under the terms and provisions of the agreement, the insurance premium financing is repayable in 11 monthly installments of principal and interest through September 2024, at a weighted-average annual percentage rate of 7.49%. As of December 31, 2023, the remaining balance was $5.5 million and is included in “Insurance Premium Financing Liability” on the consolidated balance sheet.

Debt Maturities

The following table provides the scheduled maturities of debt outstanding at December 31, 2023, for each of the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs:

(in thousands)
2024	$5,463
2025	—
2026	400,000
2027	26,000
2028	—
Thereafter	—
Total Debt Payments	$431,463

10. Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)		December 31,	December 31,
	Classification	2023	2022
Assets
Right-of-Use Assets	Right-of-Use Assets	$16,726	$9,135
Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,676	$1,176
Noncurrent Lease Liabilities	Other Long-Term Liabilities	14,716	7,719

Statement of Operations Information

The following table provides the components of lease cost, excluding lease cost related to short-term leases:

(in thousands)	Year Ended December 31,
	2023	2022
Direct Operating Costs	$1,253	$969
General and Administrative	1,144	700
Total Lease Cost	$2,397	$1,669

Short-term Leases

Our short-term lease costs, consisting primarily of field equipment rentals, totaled $14.6 million and $11.1 million for the years ended December 31, 2023 and 2022, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

(in thousands)	Year Ended December 31,
	2023	2022
Cash Paid for Amounts Included in Lease Liabilities	$1,543	$1,282
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	10,052	2,639

The operating lease for our new corporate office space in Houston, Texas commenced on September 30, 2023 and expires in September 2033, with options for renewal. On the commencement date, the Company recorded a right-of-use asset of $7.7 million, a current lease liability of $0.3 million and a noncurrent lease liability of $6.4 million. We are also responsible for certain operating expenses associated with the office building, including utilities, which are considered variable lease payments and not included in the balance of the right-of-use asset and lease liability.

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (Years)	7.6	6.6
Weighted Average Discount Rate	6.30%	2.85%

Annual Lease Maturities

The following table provides maturities of lease liabilities at December 31, 2023:

(in thousands)
2024	$2,419
2025	2,178
2026	1,921
2027	3,112
2028	2,678
Thereafter	8,790
Total Lease Payments	21,098
Less: Interest	(4,706)
Present Value of Lease Liabilities	$16,392

Subleases

During the fourth quarter of 2023, we entered into two subleases related to our previous office space in Houston, Texas. The first sublease commenced in October 2023 and expires in December 2025, with no option for renewal. The second sublease commenced in November 2023 and expires in October 2028, with no option for renewal. The subtenants are also responsible for certain operating expenses associated with the office building, including utilities, which are considered variable lease payments.

We recognized sublease income of $79 thousand for the year ended December 31, 2023, which is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense on the consolidated statements of operations.

The following table provides the sublease income we expect to recognize, undiscounted, as of December 31, 2023:

(in thousands)
2024	$369
2025	388
2026	287
2027	292
2028	248
Total Sublease Income	$1,584

11.Income Taxes

Income (Loss) Before Income Taxes

Our income (loss) before income taxes is comprised of the following:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Domestic	$50,906	$5,321	$(6,711)
Foreign	-	-	-
Total	$50,906	$5,321	$(6,711)

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

Income Tax Provision

The income tax provision consists of the following:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Current Income Tax Expense (Benefit)
Federal	$23	$1	$-
State	172	57	(81)
Total Current Income Tax Expense (Benefit)	195	58	(81)

Deferred Income Tax Expense
Federal	5,697	410	323
State	1,602	56	56
Total Deferred Income Tax Expense	7,299	466	379
Total Income Tax Expense	$7,494	$524	$298

Federal income taxes payable (receivable) were $12 thousand and ($1) thousand as of December 31, 2023 and 2022, respectively. State income taxes payable were $137 thousand and $42 thousand as of December 31, 2023 and 2022, respectively.

Effective Tax Rate (“ETR”)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is comprised of the following:

(in thousands, except percentages)	Year Ended December 31,
	2023		2022		2021
	$	%	$	%	$	%
Statutory Rate Applied to Income (Loss) Before Taxes	$10,690	21.0%	$1,117	21.0%	$(1,409)	21.0%
Effect of
State Taxes, Net of Federal Benefit	1,444	2.8%	113	2.1%	45	(0.7)%
Noncontrolling Interest	(5,155)	(10.1)%	(617)	(11.6)%	(464)	6.9%
Return to Provision	190	0.4%	(259)	(4.9)%	-	-%
Pre-IPO Non-taxable/Deductible Income	-	-%	-	-%	2,186	(32.5)%
Texas Tax Payable Write-off	-	-%	-	-%	(81)	1.2%
Other	325	0.6%	170	3.2%	21	(0.3)%
Total Effective Tax Rate	$7,494	14.7%	$524	9.8%	$298	(4.4)%

The total effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 14.7%, 9.8% and (4.4%), respectively.

For the years ended December 31, 2023 and 2022, the difference between the U.S. federal statutory tax rate and the total effective tax rate was primarily due to the impact of the noncontrolling interest.

For the year ended December 31, 2021, the difference between the U.S. federal statutory tax rate and the total effective tax rate was primarily due to the organizational structure discussed above whereby the U.S. income (loss) flowed through to partners. The most significant items impacting the effective tax rate included the noncontrolling interest and the non-deductible pre-IPO loss.

As part of the Corporate Reorganization, Aris, Inc. acquired an ownership interest in Solaris LLC and its subsidiaries. Solaris LLC is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. Any taxable income or loss generated by Solaris LLC, after Aris Inc.’s acquisition of its portion of Solaris LLC, is passed through and included in the taxable income or loss of its members, including Aris Inc., in accordance with the terms of the Solaris LLC operating agreement. Aris Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Solaris LLC. As Solaris LLC and its subsidiaries are consolidated in our financial statements, we remove U.S. pre-tax book income (loss) not attributable to Aris Inc., which resulted in no change to the tax benefit for the pre-IPO loss for the years ended December 31, 2023 and 2022, respectively, and an increase to the benefit of $5.2 million and $0.6 million for the noncontrolling interest for the years ended December 31, 2023 and 2022, respectively.

Deferred Tax Assets and Liabilities

The tax effects of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2023 and 2022 are as follows:

(in thousands)	December 31,
	2023	2022
Deferred Income Tax Assets
Net Operating Losses	$81,787	$79,725
Interest Expense Carryforward and Other	6,727	3,696
Total Deferred Income Tax Assets	88,514	83,421
Valuation Allowance	(608)	(608)
Net Deferred Income Tax Assets	87,906	82,813
Deferred Income Tax Liabilities
Investment in Partnership	(65,272)	(52,389)
Total Deferred Income Tax Liabilities	(65,272)	(52,389)
Net Deferred Income Tax Asset	$22,634	$30,424

The net deferred income tax asset at December 31, 2023 is comprised of total deferred income tax assets net of valuation allowance of $87.9 million, related primarily to net operating losses (“NOLs”), offset by a deferred income tax liability of $65.3 million pertaining to investment in partnership.

The net deferred income tax asset at December 31, 2022 is comprised of total deferred income tax assets net of valuation allowance of $82.8 million, related primarily to net operating losses (“NOLs”), offset by a deferred income tax liability of $52.4 million pertaining to investment in partnership.

At December 31, 2023, we had unused federal NOL carryforwards for federal income tax purposes of approximately $341.4 million, which can be carried forward indefinitely, and $1.4 million, which expire from 2037 through 2038 and may be used to offset future taxable income. In addition, at December 31, 2023, we had unused NOL carryforwards for state income tax purposes of approximately $197.1 million, which can be carried forward indefinitely, and $13.0 million, which expire from 2037 through 2040. All deferred tax assets are evaluated using positive and negative evidence as to their future realization.

As of December 31, 2023, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this, we have provided a valuation allowance of $0.6 million on the deferred tax assets related to these state NOL carryforwards, as of December 31, 2023. The valuation allowance was also $0.6 million as of December 31, 2022.

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

Management evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. As of December 31, 2023, we have no significant uncertain tax positions.

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2019 through 2023.

Solaris LLC is subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expense related to Texas margin tax was $137 thousand and $88 thousand for the years ended December 31, 2023 and 2022, respectively.

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

Members’ Equity

Prior to the amendment and restatement of the Solaris LLC agreement, Solaris LLC’s operations were governed by the provisions of a limited liability company agreement that set forth the rights and obligations of each class of membership interest. Solaris LLC previously had four classes of membership units outstanding – Class A, B, C and D. Allocations of net income and loss were made to the members based on a hypothetical liquidation. As part of the IPO, all classes of Solaris LLC membership units were consolidated into a single class of unit. See also Note 1. Organization and Background of Business.

Redemptions

During the year ended December 31, 2023, a total of 31,954 Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

During the year ended December 31, 2022, a total of 4,140,585 Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

For each quarter of the year ended December 31, 2023, our Board of Directors declared a dividend of $0.09 per share on our Class A common stock. The dividends declared totaled $11.3 million and were paid during 2023. In conjunction with the dividend payments, distributions of $0.09 per unit were paid to unit holders of Solaris LLC during each quarter. The distributions, totaling $10.3 million, were also paid during 2023.

For each quarter of the year ended December 31, 2022, our Board of Directors declared a dividend of $0.09 per share on our Class A common stock. The dividends, totaling $9.0 million, were paid during 2022. In conjunction with the dividend payments, distributions of $0.09 per unit were paid to unit holders of Solaris LLC during each quarter. The distributions, totaling $11.7 million, were also paid during 2022.

In the fourth quarter of 2021, our Board of Directors declared a dividend on our Class A common stock of $0.07 per share, which equates to $0.09 per share for the fourth quarter of 2021 pro-rated for the period following completion of our IPO. The dividend, which totaled $1.6 million, was paid in January 2022. In conjunction with the dividend payment, a distribution of $0.07 per unit was paid to unit holders of Solaris LLC. The distribution to unit holders of Solaris LLC, which totaled $2.3 million, was also paid in January 2022.

On February 23, 2024, our Board of Directors declared a dividend on our Class A common stock for the first quarter of 2024 of $0.09 per share. In conjunction with the dividend payment, a distribution of $0.09 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 21, 2024 to holders of record of our Class A common stock as of the close of business on March 7, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Treasury Stock

In connection with the assets acquired from Delaware Energy, as discussed above, certain shares of our Class A common stock issued to the seller are held in escrow and can be released to us under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. During the second half of 2023, 85,471 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in “Treasury Stock” at a value of $0.9 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.7 million.

13.Commitments and Contingencies

In the normal course of business, we are subject to various claims, legal actions, contract negotiations and disputes. We provide for losses, if any, in the period in which they become probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying consolidated financial statements.

Additionally, we are party to a guarantee related to a lease agreement with Solaris Energy Management, LLC (“SEM”), a related party of the Company, for the rental of office space at our previous corporate headquarters. As of December 31, 2023, our share of SEM’s future commitment is included in our lease liabilities. See Note 10. Leases and Note 16. Related Party Transactions.

Delivery Commitment

In the first quarter of 2023, we entered into an agreement with an unaffiliated water disposal company to dispose a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted. The agreement requires us to make payments for any shortfall in delivering an annual minimum volume under the commitment as well as a cumulative minimum volume over the duration of the term of the commitment. The minimum volume commitment is contingent on several performance factors to be achieved by the unaffiliated water disposal company throughout the term of the contract, which, if not achieved, would provide us with the option of cancelling the contract and discharging the remaining minimum volume commitment. We began delivering produced water under this agreement in June 2023. As of December 31, 2023, the remaining minimum commitment was $25.8 million, undiscounted, which includes a minimum annual commitment of $4.0 million for each of the years 2024 through 2028 and $5.8 million thereafter, based on the current contract rate and not considering rate increases.

Other Commitments

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of December 31, 2023, we had purchase obligations and commitments of approximately $21.1 million due in the next twelve months.

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

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place as of December 31, 2023:

(in thousands)
	2024	2025	2026	2027	2028	Thereafter	Total
Purchase Obligations and Commitments	$21,131	$-	$-	$-	$-	$-	$21,131
Surface Use and Compensation Agreements	9,793	10,555	11,300	1,350	1,400	1,700	36,098
Fixed Price Power Purchase Contract	2,757	1,026	-	-	-	-	3,783
Total	$33,681	$11,581	$11,300	$1,350	$1,400	$1,700	$61,012

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the years ended December 31, 2023, 2022 and 2021, we recognized $4.6 million, $3.0 million and $3.1 million of expenses, respectively, related to environmental matters that are recorded in “Direct Operating Costs” in the consolidated statements of operations. We also accrued $4.1 million and $3.6 million of insurance proceeds and third-party receivables at December 31, 2023 and 2022, respectively, that we believe are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

Prior to the IPO, Solaris LLC’s capital structure included Class A, Class B, Class C and Class D units. We determined that the presentation of net income per unit for the period prior to the IPO would not be meaningful due to the significant impact of the Corporate Reorganization on the capital structure at the IPO date. Therefore, net income per unit information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

	Year Ended	Year Ended	Period of October 26
(in thousands, except for share and per share amounts)	December 31, 2023	December 31, 2022	- December 31, 2021
Net Income Attributable to Stockholders' Equity	$43,412	$4,797	$3,321
Less: Net Income Attributable to Noncontrolling Interest	(24,524)	(3,097)	(2,209)
Net Income Attributable to Aris Water Solutions, Inc.	18,888	1,700	1,112
Participating Basic Earnings (1)	(1,144)	(686)	-
Basic Net Income Attributable to Aris Water Solutions, Inc.	$17,744	$1,014	$1,112
Reallocation of Participating Net Income (Loss)	-	-	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$17,744	$1,014	$1,112

Basic Weighted Average Shares Outstanding	30,037,681	24,070,934	20,888,675
Dilutive Performance-Based Stock Units	-	75,281	-
Dilutive Weighted Average Shares Outstanding	30,037,681	24,146,215	20,888,675

Basic Net Income Per Share of Class A Common Stock	$0.59	$0.04	$0.05
Diluted Net Income Per Share of Class A Common Stock	$0.59	$0.04	$0.05

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,554,221 shares of Class B common stock and 27,308 PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2023.

A total of 30,929,045 shares of Class B common stock and 4,771 PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2022.

A total of 31,716,104 shares of Class B common stock were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the period October 26 through December 31, 2021.

15.Stock-Based Compensation and Other Compensation Plans

2021 Equity Incentive Plan

In connection with the IPO, our Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the grant of stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units (“RSUs”); incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. We refer to these collectively herein as “Awards”.

The 2021 Plan is administered by our compensation committee, or such other committee designated by our Board of Directors to administer the plan.

The maximum number of shares of Class A common stock that may be issued under the 2021 Plan will not exceed 5,350,000 shares, subject to certain adjustments in the event of a change in our capitalization.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,317,072	$13.78
Granted	1,120,528	10.26
Forfeited	(272,124)	11.80
Vested	(559,173)	13.61
Outstanding at December 31, 2023	1,606,303	$11.72

The RSUs granted generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date and (iii) one-third at the third anniversary of the award date. The grant date fair value of the awards was determined using the Company’s closing stock price on the last business day prior to the date of grant. Unvested shares of restricted stock and RSUs participate in nonforfeitable dividends or distributions with the common equity holders of the Company.

The total fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $9.8 million and zero, respectively.

The weighted average grant date fair value of RSUs granted during 2022 and 2021 was $15.06 per share and $12.68 per share, respectively.

As of December 31, 2023, $13.2 million of compensation cost related to all of our unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.0 years. Common stock dividends are paid on unvested shares of restricted stock and RSUs. We issue new shares of our common stock when awarding restricted stock and RSUs.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	144,526	$25.36
Granted	358,551	8.44
Forfeited	(98,084)	14.29
Outstanding at December 31, 2023	404,993	$13.06

During the year ended December 31, 2023, we granted 358,551 PSUs, with a weighted average grant date fair value of $8.44, to management under the 2021 Plan. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of December 31, 2023, $2.8 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.7 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the year ended December 31, 2023:

Assumptions
Risk-free Interest Rate	4.32%
Volatility Range	24.31% - 78.49%

During the year ended December 31, 2022, we granted 167,228 PSUs, with a weighted average grant date fair value of $25.36, to management under the 2021 Plan.

We used the following assumptions to estimate the fair value of PSUs granted during the year ended December 31, 2022:

Assumptions
Risk-free Interest Rate	1.44%
Volatility Range	35.95% - 154.23%

Compensation Cost

For the years ended December 31, 2023, 2022 and 2021, we recognized total stock-based compensation expense of $11.6 million, $12.0 million and $1.6 million, respectively, of which $10.8 million, $11.4 million and $1.5 million, respectively, was included in general and administrative expenses and $0.8 million, $0.6 million and $0.1 million, respectively, was included in direct operating costs. The related tax benefit was $1.2 million, $1.3 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

401(k) Plan

We sponsor a Safe Harbor 401(k) Plan with a Company match of up to 4% of the employee’s salary, which increased to 6% effective January 1, 2024. We made contributions of $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

16.Related Party Transactions

Solaris Energy Management, LLC

We have an administrative services arrangement with SEM, a company owned by William A. Zartler, our Founder and Executive Chairman, for the provision of administrative services at cost. In addition, SEM provides office space and services for equipment and supplies to us under the administrative services agreement.

For the years ended December 31, 2023, 2022 and 2021, we incurred $0.7 million, $0.6 million and $0.6 million, respectively, of expense for these services, which is included in “General and Administrative” expenses on the consolidated statements of operations.

We had no accrued payables to SEM at December 31, 2023 and $53 thousand in accrued payables to SEM at December 31, 2022. As of December 31, 2023 and 2022, we had a prepaid balance to SEM of $0.2 million, respectively, to cover future rent and other expenses.

Solaris Energy Capital, LLC

There are certain de minimis general and administrative expenses that are paid on our behalf by Solaris Energy Capital, LLC, a company owned by William A. Zartler, and are recorded in general and administrative expenses. We had no accrued payables to Solaris Energy Capital, LLC as of December 31, 2023, and the accrued payables as of December 31, 2022 were de minimis.

Blanco Aviation, LLC

We are a party to an aircraft “dry” lease arrangement with Blanco Air Services, LLC, a company owned by William A. Zartler, for the use of certain aircrafts billed at an hourly rate. We incurred expense of $78 thousand, $76 thousand and $70 thousand for the years ended December 31, 2023, 2022 and 2021, respectively, which is recorded in general and administrative expenses. We had no accrued payables to Blanco Aviation, LLC as of December 31, 2023, and the accrued payables as of December 31, 2022 were de minimis.

Vision Resources, Inc.

We purchase brackish water for use in our Water Solutions activities from Vision Resources, Inc (“Vision”). Vision is a Legacy Owner of Solaris LLC. For the years ended December 31, 2023, 2022 and 2021, we made purchases of $2.0 million, $1.4 million and $1.5 million, respectively, for water and services. Accrued payables to Vision as of December 31, 2023 were $79 thousand, and we had no related accrued payables to Vision as of December 31, 2022.

We also rent office space from an affiliate of Vision in Carlsbad, New Mexico and have incurred rent expense of $0.2 million for each of the years ended December 31, 2023, 2022 and 2021.

ConocoPhillips

We and ConocoPhillips, one of our principal owners, have a 13-year water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of December 31, 2023 and 2022, we had a receivable of $23.0 million and $46.0 million, respectively, from ConocoPhillips that was recorded in “Accounts Receivable from Affiliate” on the consolidated balance sheet. As of December 31, 2023 and 2022, we had a payable of $0.9 million and $3.0 million, respectively, to ConocoPhillips that was recorded in “Payables to Affiliate” on the consolidated balance sheet. The following table shows revenue and expenses from ConocoPhillips:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Revenue from ConocoPhillips	$127,933	$108,263	$105,644
Operating Expenses Reimbursed to ConocoPhillips	$(1,223)	$1,447	$1,302

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting at December 31, 2023.

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

Item 9B. Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III. OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements: The consolidated financial statements and related notes, together with the report of BDO USA, P.C., Independent Registered Public Accounting Firm, appear in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
(2)	Financial Statement Schedules: All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.
(3)	Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

Exhibit	Description

3.1

Second Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8 K filed on June 9, 2023, File No. 001-40955).

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

10.4

Third Amended and Restated Credit Agreement, dated as of October 12, 2023, among Solaris Midstream Holdings, LLC, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on October 12, 2023, File No. 001-40955).

10.5#

Amended and Restated Water Gathering and Disposal Agreement, dated June 11, 2020, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil & Gas LLC and COG Acreage LP (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

Exhibit	Description

10.6†	Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

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

10.13†

Form of Indemnification Agreement between Aris Water Solutions, Inc. and each of the officers and directors thereof (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 9, 2023).

10.14†	Aris Water Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of to the Company’s Current Report on Form 8-K filed on May 16, 2023, File No. 001-40955).
10.15†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023).
21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm ─ BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Aris Water Solutions, Inc. Compensation Recoupment (Clawback) Policy, October 30, 2023.

Exhibit	Description

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

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

February 29, 2024	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 29, 2024	/s/ Amanda M. Brock
Amanda M. Brock
President, Chief Executive Officer, and Director
(principal executive officer)

February 29, 2024	/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer
(principal financial officer)

February 29, 2024	/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer
(principal accounting officer)

February 29, 2024	/s/ William A. Zartler
William A. Zartler
Chairman of the Board

February 29, 2024	/s/ Joseph Colonnetta
Joseph Colonnetta
Director

February 29, 2024	/s/ Debra G. Coy
Debra G. Coy
Director

February 29, 2024	/s/ Jacinto J. Hernandez
Jacinto J. Hernandez
Director

February 29, 2024	/s/ W. Howard Keenan, Jr.
W. Howard Keenan, Jr.
Director

February 29, 2024	/s/ Andrew O’Brien
Andrew O’Brien
Director

February 29, 2024	/s/ Donald C. Templin
Donald C. Templin
Director

February 29, 2024	/s/ M. Max Yzaguirre
M. Max Yzaguirre
Director