Form 10-Q
period 2024-03-31
Aris Water Solutions, Inc.
filed 2024-05-08
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 30,547,736 shares of Class A common stock, $0.01 par value per share, and 27,543,565 shares of Class B common stock, $0.01 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the ongoing Russia-Ukraine and Middle Eastern conflicts on the global economy, including the impact on financial markets and the energy industry;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	the impact of competition on our operations, including our ability to renew or replace expiring contracts on acceptable terms;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on governmental lands and various other matters;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve, such as economic slowdown or recession, or uncertainty regarding the timing, pace and extent of an economic recovery;
●	adverse results from litigation and the use of financial resources to defend ourselves;
●	physical, electronic and cybersecurity breaches; and
●	the other risks described in our 2023 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Should one or more of the risks or uncertainties described in this Quarterly Report or in our 2023 Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, are expressly qualified in their entirety by this cautionary statement. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	March 31,	December 31,
	2024	2023
Assets
Cash	$20,654	$5,063
Accounts Receivable, Net	55,426	59,393
Accounts Receivable from Affiliate	25,669	22,963
Other Receivables	11,084	12,767
Prepaids and Deposits	6,350	8,364
Total Current Assets	119,183	108,550
Fixed Assets
Property, Plant and Equipment	1,079,012	1,041,703
Accumulated Depreciation	(131,121)	(121,989)
Total Property, Plant and Equipment, Net	947,891	919,714
Intangible Assets, Net	223,013	232,277
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	20,729	22,634
Right-of-Use Assets	16,454	16,726
Other Assets	5,740	5,995
Total Assets	$1,367,595	$1,340,481
Liabilities and Stockholders' Equity
Accounts Payable	$37,814	$25,925
Payables to Affiliate	695	894
Insurance Premium Financing Liability	3,676	5,463
Accrued and Other Current Liabilities	66,903	64,416
Total Current Liabilities	109,088	96,698
Long-Term Debt, Net of Debt Issuance Costs	422,259	421,792
Asset Retirement Obligations	20,149	19,030
Tax Receivable Agreement Liability	98,274	98,274
Other Long-Term Liabilities	16,423	16,794
Total Liabilities	666,193	652,588
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 31,097,976 issued and 30,547,736 outstanding as of March 31, 2024; 30,669,932 issued and 30,251,613 outstanding as of December 31, 2023	310	306
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,543,565 issued and outstanding as of March 31, 2024 and December 31, 2023	275	275
Treasury Stock (at Cost), 550,240 shares as of March 31, 2024; 418,319 shares as of December 31, 2023	(6,714)	(5,133)
Additional Paid-in-Capital	333,252	328,543
Retained Earnings (Accumulated Deficit)	4,652	(87)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	331,775	323,904
Noncontrolling Interest	369,627	363,989
Total Stockholders' Equity	701,402	687,893
Total Liabilities and Stockholders' Equity	$1,367,595	$1,340,481

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31,
	2024	2023
Revenue
Produced Water Handling	$59,106	$46,100
Produced Water Handling — Affiliate	26,827	23,140
Water Solutions	11,702	13,882
Water Solutions — Affiliate	5,242	7,984
Other Revenue	529	465
Total Revenue	103,406	91,571
Cost of Revenue
Direct Operating Costs	39,646	43,845
Depreciation, Amortization and Accretion	19,421	18,606
Total Cost of Revenue	59,067	62,451
Operating Costs and Expenses
Abandoned Well Costs	335	—
General and Administrative	14,501	11,799
Research and Development Expense	1,065	408
Other Operating Expense, Net	580	217
Total Operating Expenses	16,481	12,424
Operating Income	27,858	16,696
Other Expense
Interest Expense, Net	8,438	7,661
Other	1	—
Total Other Expense	8,439	7,661
Income Before Income Taxes	19,419	9,035
Income Tax Expense	2,589	1,327
Net Income	16,830	7,708
Net Income Attributable to Noncontrolling Interest	9,207	4,330
Net Income Attributable to Aris Water Solutions, Inc.	$7,623	$3,378

Net Income Per Share of Class A Common Stock
Basic	$0.23	$0.11
Diluted	$0.23	$0.11
Weighted Average Shares of Class A Common Stock Outstanding
Basic	30,354,014	29,935,145
Diluted	30,354,014	29,935,145

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended March 31,
	2024	2023
Cash Flow from Operating Activities
Net Income	$16,830	$7,708
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Deferred Income Tax Expense	2,129	1,300
Depreciation, Amortization and Accretion	19,421	18,606
Stock-Based Compensation	3,521	2,468
Abandoned Well Costs	335	—
Gain on Disposal of Assets, Net	(54)	(13)
Abandoned Projects	729	—
Amortization of Debt Issuance Costs, Net	716	508
Other	323	180
Changes in Operating Assets and Liabilities:
Accounts Receivable	3,371	7,951
Accounts Receivable from Affiliate	(2,706)	18,790
Other Receivables	1,683	(332)
Prepaids and Deposits	2,014	1,262
Accounts Payable	3,382	1,298
Payables to Affiliate	(199)	(410)
Accrued Liabilities and Other	(7,686)	357
Net Cash Provided by Operating Activities	43,809	59,673

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(19,582)	(35,315)
Proceeds from the Sale of Property, Plant and Equipment	1	—
Net Cash Used in Investing Activities	(19,581)	(35,315)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(5,449)	(5,373)
Repurchase of Shares	(1,310)	(599)
Repayment of Credit Facility	(15,000)	(9,000)
Proceeds from Credit Facility	15,000	15,000
Payment of Insurance Premium Financing	(1,878)	—
Net Cash (Used in) Provided by Financing Activities	(8,637)	28

Net Increase in Cash	15,591	24,386
Cash, Beginning of Period	5,063	1,122
Cash, End of Period	$20,654	$25,508

Supplementary Cash Flow Data
Cash Paid for Interest	$986	$633

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2024
(in thousands, except for share and per share amounts)	Class A		Class B		Additional			Retained Earnings	Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interest	Equity
Balance at January 1, 2024	$306	30,669,932	$275	27,543,565	$328,543	$(5,133)	418,319	$(87)	$363,989	$687,893
Stock-Based Compensation Expense	4	428,044	-	-	4,503	-	-	-	(986)	3,521
Deferred Tax Assets Acquired	-	-	-	-	224	-	-	-	-	224
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,884)	(2,601)	(5,485)
Purchase of Treasury Stock	-	-	-	-	(18)	(1,581)	131,921	-	18	(1,581)
Net Income	-	-	-	-	-	-	-	7,623	9,207	16,830
Balance at March 31, 2024	$310	31,097,976	$275	27,543,565	$333,252	$(6,714)	550,240	$4,652	$369,627	$701,402

	Three Months Ended March 31, 2023
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2023	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	20,953	-	(20,953)	267	-	-	-	(267)	-
Stock-Based Compensation Expense	2	175,717	-	-	2,383	-	-	-	83	2,468
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(110)	-	-	-	-	(110)
Deferred Tax Assets Acquired	-	-	-	-	82	-	-	-	-	82
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,826)	(2,588)	(5,414)
Purchase of Treasury Stock	-	-	-	-	-	(599)	42,293	-	-	(599)
Net Income	-	-	-	-	-	-	-	3,378	4,330	7,708
Balance at March 31, 2023	$302	30,312,649	$276	27,554,566	$322,167	$(3,490)	239,055	$(7,170)	$349,137	$661,222

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

2.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per share/unit amounts, in the condensed consolidated financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Interim Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have not been audited by our independent registered public accounting firm.

These condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidation

We have determined that the members with equity at risk in Solaris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Solaris LLC’s economic performance; therefore, Solaris LLC is considered a variable interest entity. As the managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, as well as have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Solaris LLC.

Noncontrolling Interest

As of March 31, 2024, we own approximately 53% of Solaris LLC. Our condensed consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by us.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in these condensed consolidated financial statements and disclosures of contingencies. These estimates include, among others, determining the fair values of assets acquired, liabilities assumed, and/or contingent consideration paid in acquisitions or nonmonetary exchanges or disposed of through sale, determining the fair value and related impairment of long-lived assets, determining the fair value of performance-based restricted stock units (“PSUs”), useful lives of property, plant and equipment and amortizable intangible assets, goodwill impairment testing, the fair value of asset retirement obligations, accruals for environmental matters, the income tax provision, valuation allowances for deferred tax assets and our Tax Receivable Agreement (“TRA”) liability.

Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and industry conditions. Actual results could differ from management’s estimates as additional information or actual results become available in the future, and those differences could be material.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2024.

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

(in thousands)	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$403,864	$400,000	$405,090
Credit Facility	$26,000	$26,000	$26,000	$26,000

The carrying values of our other financial instruments, consisting of cash, accounts receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $143.7 million and $134.4 million at March 31, 2024 and December 31, 2023, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of March 31, 2024 and December 31, 2023, we had receivables of $25.7 million and $23.0 million, respectively, from ConocoPhillips that were recorded in “Accounts Receivable from Affiliate” on the condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, we had payables of $0.6 million and $0.9 million, respectively, to ConocoPhillips that were recorded in “Payables to Affiliate” on the condensed consolidated balance sheet. Revenues related to ConocoPhillips were $32.1 million and $31.1 million, respectively, for the three months ended March 31, 2024 and 2023.

Collaborative Arrangements

We have a strategic agreement (the “Beneficial Reuse Strategic Agreement”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. We account for reimbursements of research and development costs under the Beneficial Reuse Strategic Agreement as contra-expenses in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within the collaborative arrangement. We classify advance billings or receivables recorded as “Accrued and Other Current Liabilities” or “Other Receivables,” respectively, on our condensed consolidated balance sheet.

For the three months ended March 31, 2024 and 2023, we incurred $2.6 million and $148 thousand, respectively, in total research and development expenses relating to the Beneficial Reuse Strategic Agreement, which was offset by $2.0 million and $0.1 million, respectively, in amounts due from the other alliance members for reimbursement of these shared costs.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU primarily relate to the rate reconciliation and income taxes paid disclosures and improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. Other than the required disclosures, we do not expect a material impact on our condensed consolidated financial statements and related disclosures upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for annual periods beginning after December 15, 2024 and should be applied prospectively. Other than the required disclosures, we do not expect a material impact on our condensed consolidated financial statements and related disclosures upon adoption.

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	March 31,	December 31,
	2024	2023
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$3,510	$4,064
Reimbursable Research and Development Receivable	227	1,450
Property Insurance Receivable	4,000	4,000
Reimbursable Projects and Other	3,347	3,253
Total Other Receivables	$11,084	$12,767

Prepaids and Deposits
Prepaid Insurance	$3,824	$5,494
Other Prepaids and Deposits	2,526	2,870
Total Prepaids and Deposits	$6,350	$8,364

Accrued and Other Current Liabilities
Accrued Operating Expense	$25,335	$33,491
Accrued Capital Costs	14,007	3,812
Accrued Interest	15,677	8,510
Accrued Compensation	4,419	10,118
Lease Liabilities	1,773	1,676
Asset Retirement Obligation	578	763
Contingent Consideration Liability	1,261	1,221
Advance Billings for Reimbursable Research and Development Expense	—	1,120
Other	3,853	3,705
Total Accrued and Other Current Liabilities	$66,903	$64,416

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$14,579	$14,716
Contingent Consideration Liability	1,844	2,078
Total Other Long-Term Liabilities	$16,423	$16,794

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended
	March 31,
	2024	2023
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$9,839	$8,862
Amortization - Intangible Assets	9,263	9,452
Accretion of Asset Retirement Obligations	319	292
Total Depreciation, Amortization and Accretion Expense	$19,421	$18,606

Other Operating Expense, Net
Gain on Disposal of Assets, Net	$(54)	$(13)
Transaction Costs	7	45
Abandoned Projects	729	—
Other	(102)	185
Other Operating Expense, Net	$580	$217

Interest Expense
Interest on Debt Instruments	$8,301	$8,561
Amortization of Debt Issuance Costs	766	610
Total Interest Expense	9,067	9,171
Less: Capitalized Interest	(629)	(1,510)
Total Interest Expense, Net	$8,438	$7,661

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	March 31,	December 31,
	2024	2023
Wells, Facilities, Water Ponds and Related Equipment	$569,701	$561,059
Pipelines	434,154	427,528
Vehicles, Equipment, Computers and Office Furniture	25,019	24,496
Assets Subject to Depreciation	1,028,874	1,013,083
Land	463	463
Projects and Construction in Progress	49,675	28,157
Total Property, Plant and Equipment	1,079,012	1,041,703
Accumulated Depreciation	(131,121)	(121,989)
Total Property, Plant and Equipment, Net	$947,891	$919,714

Accrued PP&E additions totaled $31.2 million and $13.1 million at March 31, 2024 and December 31, 2023, respectively.

Abandoned Assets

In 2023, management determined a stand-alone produced water handling facility was no longer economically beneficial to the operations of the Company, and the well was shut-in and taken out of service. During the three months ended March 31, 2024, we recognized an additional $0.3 million of plugging and abandonment expense related to this well, which is included in “Abandoned Well Costs” in the condensed consolidated statements of operations.

Abandoned Projects

During the three months ended March 31, 2024, we recorded $0.7 million in abandoned project expense related to the write-off of permits for water handling facilities and right-of-way easements that either expired prior to use or that we no longer planned to use for future projects. This is recorded in “Other Operating Expense, Net” in the condensed consolidated statements of operations.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed by simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at March 31, 2024.

As of March 31, 2024 and December 31, 2023, the TRA liability totaled $98.3 million.

As of March 31, 2024, we estimated that if all the remaining Solaris LLC units were redeemed for shares of our Class A common stock, the TRA liability would be approximately $240.9 million. If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment under the terms of the TRA. As of March 31, 2024, we estimated the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $149.0 million, discounted. These amounts can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Debt

Our debt consists of the following:

(in thousands)	March 31,	December 31,
	2024	2023
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility	26,000	26,000
Total Long-Term Debt	426,000	426,000
Less: Unamortized Debt Issuance Costs	(3,741)	(4,208)
Total Long-Term Debt, Net of Debt Issuance Costs	$422,259	$421,792
Insurance Premium Financing Liability	$3,676	$5,463
Total Debt	$425,935	$427,255
(1)	Credit Facility borrowings bore weighted average interest rates of 8.173% and 8.276% at March 31, 2024 and December 31, 2023, respectively.

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

Credit Facility

Our amended and restated credit agreement (as it may be amended and/or restated from time to time, the “Credit Agreement”) provides for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, with a springing maturity of 91 days ahead of the Notes’ due date of April 1, 2026 in the event the Notes are voluntarily redeemed, repurchased, refinanced or otherwise retired in full prior to such springing maturity date, (iii) loans made under our revolving credit facility (the “Credit Facility”) and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

The Credit Facility provides for:

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

As of March 31, 2024, we had $150 thousand in letters of credit outstanding and $323.9 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of March 31, 2024, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million. The insurance premium financing is repayable in monthly installments of principal and interest through September 2024. As of March 31, 2024, the remaining balance was $3.7 million and is included in “Insurance Premium Financing Liability” on the condensed consolidated balance sheet.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)		March 31,	December 31,
	Classification	2024	2023
Assets
Right-of-Use Assets	Right-of-Use Assets	$16,454	$16,726
Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,773	$1,676
Noncurrent Lease Liabilities	Other Long-Term Liabilities	14,579	14,716

Statement of Operations Information

The following table provides the components of lease cost, excluding lease costs related to short-term leases:

(in thousands)	Three Months Ended March 31,
	2024	2023
Direct Operating Costs	$336	$293
General and Administrative	517	220
Total Lease Cost	$853	$513

Short-Term Leases

Our short-term lease costs, which consisted primarily of field equipment rentals, totaled $3.1 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

(in thousands)	Three Months Ended March 31,
	2024	2023
Cash Paid for Amounts Included in Lease Liabilities	$620	$334
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	333	71

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	March 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years)	7.4	7.6
Weighted Average Discount Rate	6.34%	6.30%

Annual Lease Maturities

The following table provides maturities of lease liabilities at March 31, 2024:

(in thousands)
2024	$1,889
2025	2,210
2026	1,941
2027	3,182
2028	2,748
Thereafter	8,941
Total Lease Payments	20,911
Less: Interest	(4,559)
Present Value of Lease Liabilities	$16,352

Subleases

During the fourth quarter of 2023, we entered into two subleases related to our previous office space in Houston, Texas. The subtenants are responsible for monthly fixed rent and certain operating expenses associated with the office building, including utilities, which are considered variable lease payments. The sublease income is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense on the consolidated statements of operations. During the three months ended March 31, 2024, we recognized total sublease income of $0.2 million, including variable lease payments.

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

Income Tax Expense

We recorded income tax expense of $2.6 million for the three months ended March 31, 2024, of which $0.5 million was current, and the remainder was deferred. For the three months ended March 31, 2023, we recorded income tax expense of $1.3 million, substantially all of which was deferred.

Effective Tax Rate

We record our income tax expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the three months ended March 31, 2024 and 2023 was 13.3% and 14.7%, respectively. The difference between the federal statutory rate and our estimated annual ETR is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our “Deferred Income Tax Assets, Net” on the condensed consolidated balance sheet decreased $1.9 million during the three months ended March 31, 2024.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2019 through 2023.

9.Stockholders’ Equity

Redemptions

During the three months ended March 31, 2024 and 2023, zero and 20,953 Solaris LLC units, respectively, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

On February 23, 2024, our Board of Directors declared a dividend of $0.09 per share for the first quarter of 2024 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for the first quarter of 2024, subject to the same payment and record dates.

On April 30, 2024, our Board of Directors declared a dividend on our Class A common stock for the second quarter of 2024 of $0.105 per share. In conjunction with the dividend payment, a distribution of $0.105 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on June 20, 2024 to holders of record of our Class A common stock as of the close of business on June 6, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Treasury Stock

During the three months ended March 31, 2024 and 2023, 108,814 shares and 42,293 shares, respectively, of our Class A common stock were withheld for the payment of taxes due on shares of common stock issued to employees under our 2021 Equity Incentive Plan.

In connection with an asset acquisition in 2022, certain shares of our Class A common stock issued to the seller were held in escrow and could be released to the Company under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. During the three months ended March 31, 2024, 23,107 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in “Treasury Stock” at a value of $0.3 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.1 million.

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

Delivery Commitment

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of March 31, 2024, the remaining term of this commitment was 6.2 years with a remaining minimum commitment of $24.8 million, undiscounted.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of March 31, 2024, we had purchase obligations and commitments of approximately $30.1 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three months ended March 31, 2024 and 2023, we recognized $0.4 million and $1.4 million of expense, respectively, related to environmental matters that were recorded in “Direct Operating Costs” in the condensed consolidated statements of operations. As of March 31, 2024, we accrued insurance proceeds and third-party receivables of $5.1 million, of which $3.5 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” As of December 31, 2023, we accrued insurance proceeds and third-party receivables of $5.7 million, of which $4.1 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” We believe these proceeds are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

(in thousands, except for share and per share amounts)	Three Months Ended March 31,
	2024	2023
Net Income Attributable to Stockholders' Equity	$16,830	$7,708
Less: Net Income Attributable to Noncontrolling Interest	9,207	4,330
Net Income Attributable to Aris Water Solutions, Inc.	7,623	3,378
Participating Basic Earnings (1)	(512)	(209)
Basic Net Income Attributable to Aris Water Solutions, Inc.	$7,111	$3,169
Reallocation of Participating Net Income	-	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$7,111	$3,169

Basic Weighted Average Shares Outstanding	30,354,014	29,935,145
Dilutive Performance-Based Stock Units	-	-
Dilutive Weighted Average Shares Outstanding	30,354,014	29,935,145

Basic Net Income Per Share of Class A Common Stock	$0.23	$0.11
Diluted Net Income Per Share of Class A Common Stock	$0.23	$0.11

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

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,543,565 weighted average shares and 27,568,302 weighted average shares of Class B common stock outstanding for the three months ended March 31, 2024 and 2023, respectively, were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, all PSUs were determined to be antidilutive for each period and were excluded from the computation of diluted earnings per share for those periods.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,606,303	$11.72
Granted	1,422,857	12.04
Forfeited	(34,310)	11.90
Vested	(428,044)	11.78
Outstanding at March 31, 2024	2,566,806	$11.88

The RSUs generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of March 31, 2024, approximately $26.9 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	404,993	$13.06
Granted	-	-
Forfeited	-	-
Outstanding at March 31, 2024	404,993	$13.06

The PSUs have the following performance criteria:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of March 31, 2024, approximately $2.3 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three months ended March 31, 2024, included elsewhere in this report, as well as our 2023 Annual Report, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

First Quarter 2024 Results

Significant financial and operating highlights for the three months ended March 31, 2024 include:

●	Total produced water handling volumes sold of 1,159 thousand barrels of water per day (“kbwpd”), an increase of 19% as compared with the first quarter of 2023
●	Total water solutions volumes sold of 364 kbwpd, a decrease of 10% as compared with the first quarter of 2023
●	Direct operating costs per barrel of $0.29, a decrease of 17% as compared with the first quarter of 2023
●	Gross margin per barrel of $0.32, an increase of 33% as compared with the first quarter of 2023
●	Adjusted Operating Margin per Barrel (non-GAAP financial measure) of $0.46, an increase of 18% as compared with the first quarter of 2023
●	Total revenue of $103.4 million, an increase of 13% as compared with the first quarter of 2023
●	Net income of $16.8 million, an increase of 118% as compared with the first quarter of 2023
●	Adjusted EBITDA (non-GAAP financial measure) of $53.1 million, an increase of 39% as compared with the first quarter of 2023
●	Dividend paid on our Class A common stock for the first quarter of 2024 of $0.09 per share, along with a distribution of $0.09 per unit paid to unit holders of Solaris LLC

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Beneficial Reuse Strategic Agreement

We have a strategic agreement (the “Beneficial Reuse Strategic Agreement”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Our goal under the Beneficial Reuse Strategic Agreement is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. Aris is leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips and ExxonMobil. The treated water will then be reused in a variety of ongoing research projects, including non-consumptive agriculture, low emission hydrogen production and the direct air capture of atmospheric carbon dioxide. Aris and the other alliance members are working with appropriate regulators, with a goal to complete testing and performance evaluation of pilot technologies by the end of 2024.

Research Grant by the Department of Energy

In December 2023, we were selected by the Department of Energy to receive a research grant related to the treatment and desalination of produced water as an irrigation source for non-consumptive agriculture. The terms and conditions of the grant are currently being negotiated and if awarded, would allow us to further expand our ongoing greenhouse study with Texas A&M AgriLife Extension Service, which uses treated and desalinated produced water to grow cotton and grasses. A wide range of partners from academia, agriculture and the oil and gas industry are expected to contribute to this ongoing study, which we will continue to lead. The study is designed to demonstrate and optimize field-scale produced water treatment and desalination which is customized for agricultural irrigation applications.

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

General Trends and Outlook

Market Dynamics

The ongoing Russia-Ukraine conflict has had, and the ongoing Middle Eastern conflict may also have, significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the severity and duration of these conflicts and whether the conflicts spread to other countries or regions.

In addition, commodity prices are being impacted by multiple factors such as supply disruptions and current recessionary concerns. During the three months ended March 31, 2024, the average West Texas Intermediate (“WTI”) crude oil spot price was $77.50 as compared with $75.93 for the three months ended March 31, 2023.

Commodity prices will also continue to depend on the responses of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) to supply disruptions and higher prices. In April and July 2023, OPEC+ announced further oil output reductions, which are expected to continue through the end of 2024.

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

Seismicity

We operate wells located in Seismic Response Areas in New Mexico and Texas, one of which is partially curtailed. Due to the integrated nature of our pipeline network and our system-wide redundancy, we have been able to adapt to regulator responses to seismic activity, while continuing to provide service to our customers without material disruption in our operations. In addition, although we cannot anticipate with any certainty future regulatory actions and the effect such actions could have on our business, our compliance with state regulator seismic response actions to date has not resulted in any material volumetric, revenue or cash flow decreases.

Results of Operations

Results of operations were as follows for the three-month periods ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
Revenue
Produced Water Handling	$59,106	$46,100	$13,006	28%
Produced Water Handling—Affiliates	26,827	23,140	3,687	16%
Water Solutions	11,702	13,882	(2,180)	(16)%
Water Solutions—Affiliates	5,242	7,984	(2,742)	(34)%
Other Revenue	529	465	64	14%
Total Revenue	103,406	91,571	11,835	13%
Cost of Revenue
Direct Operating Costs	39,646	43,845	(4,199)	(10)%
Depreciation, Amortization and Accretion	19,421	18,606	815	4%
Total Cost of Revenue	59,067	62,451	(3,384)	(5)%
Operating Costs and Expenses
Abandoned Well Costs	335	—	335	N/M %
General and Administrative	14,501	11,799	2,702	23%
Research and Development Expense	1,065	408	657	161%
Other Operating Expense, Net	580	217	363	167%
Total Operating Expenses	16,481	12,424	4,057	33%
Operating Income	27,858	16,696	11,162	67%
Interest Expense, Net	8,438	7,661	777	10%
Other	1	—	1	N/M %
Income Before Income Taxes	19,419	9,035	10,384	115%
Income Tax Expense	2,589	1,327	1,262	95%
Net Income	$16,830	$7,708	$9,122	118%
N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to or transfer for our customers.

Our volumes were as follows for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	2024 vs. 2023
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,159	971	188	19%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	337	258	79	31%
Groundwater Volumes Sold	27	147	(120)	(82)%
Total Water Solutions Volumes	364	405	(41)	(10)%
Total Volumes	1,523	1,376	147	11%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.81	$0.79	$0.02	3%
Water Solutions Revenue/Barrel	$0.51	$0.60	$(0.09)	(15)%
Revenue/Barrel of Total Volumes (2)	$0.74	$0.74	$-	-%
Direct Operating Costs/Barrel	$0.29	$0.35	$(0.06)	(17)%
Gross Margin/Barrel	$0.32	$0.24	$0.08	33%
Adjusted Operating Margin/Barrel (3)	$0.46	$0.39	$0.07	18%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	2024 vs. 2023
Skim Oil Volumes (bpd)	1,729	1,348	381	28%
Skim Oil Volumes/Produced Water Handling Volumes	0.15%	0.14%	0.01%	7%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$68.72	$68.54	$0.18	-%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands, except per unit amounts)	March 31,
	2024	2023
Produced Water Handling Fees	$75,123	$60,924
Skim Oil Sales Revenue	10,810	8,316
Total Produced Water Handling Revenue	$85,933	$69,240

Produced Water Handling Fees/Bbl	$0.71	$0.70
Skim Oil Sales Revenue/Bbl	0.10	0.09
Total Produced Water Handling Revenue/Bbl	$0.81	$0.79

Produced water handling revenues increased for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023 primarily due to:

●	an increase of $12.8 million related to a 188 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements, and
●	an increase of $2.5 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Water Solutions Revenue

Water solutions revenues had a net decrease for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023 primarily due to a $9.0 million decrease related to a 120 kbwpd groundwater volume decrease as a result of a shift towards providing more recycled produced water as a proportion of total water solutions volumes, partially offset by a $3.6 million increase related to a 79 kbwpd volume increase in recycled volumes sold.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs decreased $4.2 million for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023 primarily due to a $4.9 million decrease in groundwater purchases related to lower groundwater volumes for water solutions. The decrease in direct operating costs during the three months ended March 31, 2024 also included lower electricity and fuel costs due to continued electrification of facilities and lower chemical costs, partially offset by higher reuse facility repairs and maintenance expenses.

Direct operating costs decreased $0.06 on a per barrel basis, quarter over quarter, primarily due to a decrease in groundwater purchases and lower electricity and fuel costs at produced water handling and recycling facilities.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023 increased primarily due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $2.7 million for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023 primarily due to a $0.9 million increase in stock-based compensation expense, which was $3.2 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The increase in G&A expenses during the three months ended March 31, 2024 also included higher compensation and benefits expenses related to higher headcount, higher professional legal fees, higher insurance expense and higher office rent expense primarily related to our new corporate office lease.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water. Research and development expense increased for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023 due to internal beneficial reuse research and development, as well as the Beneficial Reuse Strategic Agreement, as described above. For the three months ended March 31, 2024 and 2023, we incurred $2.6 million and $148 thousand, respectively, in total research and development expenses relating to the Beneficial Reuse Strategic Agreement. The Company’s share of expense associated with the Beneficial Reuse Strategic Agreement was $0.6 million for the three months ended March 31, 2024, as compared to $37 thousand of related research and development expense for the three months ended March 31, 2023.

Other Operating Expense, Net

Other operating expense, net includes net gains and losses on asset sales, transaction costs, abandoned projects and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2024	2023
Interest on Debt Instruments	$8,301	$8,561
Amortization of Debt Issuance Costs	766	610
Total Interest Expense	9,067	9,171
Less: Amounts Capitalized	(629)	(1,510)
Interest Expense, Net	$8,438	$7,661

Total interest expense for the three months ended March 31, 2024 remained relatively flat as compared with the three months ended March 31, 2023. The average outstanding debt balance for the three months ended March 31, 2024 was $426 million compared with $446 million for the three months ended March 31, 2023.

Interest expense, net for the three months ended March 31, 2024 increased as compared with the three months ended March 31, 2023 due to a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Gross Margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2024	2023
Net Income	$16,830	$7,708
Interest Expense, Net	8,438	7,661
Income Tax Expense	2,589	1,327
Depreciation, Amortization and Accretion	19,421	18,606
Abandoned Well Costs	335	—
Stock-Based Compensation	3,521	2,468
Abandoned Projects	729	—
Gain on Disposal of Assets, Net	(54)	(13)
Transaction Costs	7	45
Research and Development Expense	1,065	408
Other	227	(104)
Adjusted EBITDA	$53,108	$38,106

Total Revenue	$103,406	$91,571
Cost of Revenue	(59,067)	(62,451)
Gross Margin	44,339	29,120
Depreciation, Amortization and Accretion	19,421	18,606
Adjusted Operating Margin	$63,760	$47,726
Total Volumes (thousands of barrels)	138,603	123,815
Adjusted Operating Margin/BBL	$0.46	$0.39

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

Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under our Credit Facility or accessing the capital markets. We believe that our cash flows, availability under our Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of March 31, 2024, we had a cash balance of $20.7 million and working capital, defined as current assets less current liabilities, of $10.1 million. We had $400.0 million face value of Notes outstanding and $26.0 million outstanding under our Credit Facility, with $323.9 million of availability under our Credit Facility. As of March 31, 2024, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes.

On April 1, 2024, we made an interest payment of $15.3 million on the Notes. As of May 6, 2024, we had an outstanding balance of $36 million under our Credit Facility at a weighted average interest rate of 8.15%. The borrowings are primarily being used to fund our capital program.

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of March 31, 2024, the remaining minimum commitment under this agreement was $24.8 million, undiscounted. As of March 31, 2024, we had short-term purchase obligations for products and services of approximately $30.1 million due in the next twelve months. See Item 1. Financial Statements ─ Note 10. Commitments and Contingencies.

Dividends and Distributions

On February 23, 2024, our Board of Directors declared a dividend of $0.09 per share for the first quarter of 2024 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for the first quarter of 2024, subject to the same payment and record dates.

On April 30, 2024, our Board of Directors declared a dividend on our Class A common stock for the second quarter of 2024 of $0.105 per share. In conjunction with the dividend payment, a distribution of $0.105 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on June 20, 2024 to holders of record of our Class A common stock as of the close of business on June 6, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities totaled $43.8 million as compared with $59.7 million for the three months ended March 31, 2023. The net decrease is primarily related to changes in working capital items, which were de minimis for the first quarter of 2024 compared to a net increase of $28.9 million for the first quarter of 2023. The three months ended March 31, 2024 includes a decrease in working capital items primarily related to accrued liabilities for capital expenditures, as less capital-related work was performed in the first quarter of 2024 as compared with the first quarter of 2023. The three months ended March 31, 2023 includes a decrease in accounts receivable balances associated with improved collections timing.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities totaled $19.6 million as compared with $35.3 million for the three months ended March 31, 2023 and was primarily related to expenditures for property, plant and equipment. The decrease in expenditures during the three months ended March 31, 2024 was a result of lower capital spending required to accommodate our long-term contracted customers.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities totaled $8.6 million and consisted of net Credit Facility repayments and borrowings of zero, $5.4 million of dividends and distributions payments and $1.3 million treasury stock repurchases related to tax withholding on stock awards that vested. For the three months ended March 31, 2023, net cash provided by financing activities totaled $28 thousand and consisted of $6.0 million net Credit Facility borrowings, partially offset by $5.4 million of dividends and distributions payments and $0.6 million treasury stock repurchases related to tax withholding on stock awards that vested.

Capital Requirements

We expect our capital expenditures will be between approximately $85.0 million to $105.0 million for 2024, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our common stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2023 Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of March 31, 2024, we had $26.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 8.173%. The outstanding borrowings under our Credit Facility generally bear a rate of interest at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility at March 31, 2024 would increase our annual interest expense by approximately $0.3 million.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations, other than the following:

Stateline Operating, LLC and Stateline Royalties, LP vs. Devon Energy Corporation, Stateline Water, LLC, Solaris Water Midstream, LLC and Aris Water Solutions, Inc., Cause No. 23-05-1085, 143rd District Court, Loving County, Texas

On May 4, 2023, Stateline Operating, LLC and Stateline Royalties, LP (collectively “Stateline”) filed suit against Solaris Water Midstream, LLC and affiliates (collectively “Aris”) in Loving County, Texas, District Court. Stateline also brought claims against Devon Energy Corporation and its affiliate (collectively “Devon”). Stateline has asserted claims against Aris and Devon (collectively “Defendants”) for various kinds of negligence, waste, trespass, and nuisance based on Stateline’s allegations that Defendants’ operations have harmed Stateline’s oil and gas lease through the injection of disposed saltwater. Stateline is seeking monetary damages from the Defendants. The trial is scheduled for October 15, 2024.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock occurring in the first quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/2024 - 1/31/2024	-	$-	-	-
2/1/2024 - 2/29/2024	-	-	-	-
3/1/2024 - 3/31/2024 (1)(2)	131,921	13.16	-	-
Total	131,921	$13.16	-	-
(1)	Includes 23,107 shares of our Class A common stock released from escrow for the non-cash reimbursement of certain post-acquisition workover costs pursuant to an asset purchase agreement. The price of such shares under the terms of the asset purchase agreement was $18.42 per share. The cost at the date of receipt of such shares by the Company was $11.73.
(2)	Includes 108,814 shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan at an average price paid per share of $12.04.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1*#

Amendment No. 1 to Amended and Restated Water Gathering and Disposal Agreement, dated February 15, 2024, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil & Gas LLC and COG Acreage LP.

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

May 8, 2024	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer