Form 10-Q
period 2024-06-30
Aris Water Solutions, Inc.
filed 2024-08-07
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, the registrant had 30,567,279 shares of Class A common stock, $0.01 par value per share, and 27,543,565 shares of Class B common stock, $0.01 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the ongoing Russia-Ukraine and Middle Eastern conflicts on the global economy, including the impact on financial markets and the energy industry;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	the impact of competition on our operations, including our ability to renew or replace expiring contracts on acceptable terms;
●	the degree to which our exploration and production customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	our customers’ ability to complete and produce new wells;
●	risks related to acquisitions and organic growth projects, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on governmental lands and various other matters;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve, such as economic slowdown or recession, or uncertainty regarding the timing, pace and extent of an economic recovery;
●	adverse results from litigation and the use of financial resources to defend ourselves;
●	physical, electronic and cybersecurity breaches; and
●	the other risks described in our 2023 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	June 30,	December 31,
	2024	2023
Assets
Cash	$11,526	$5,063
Accounts Receivable, Net	64,309	59,393
Accounts Receivable from Affiliate	29,132	22,963
Other Receivables	13,432	12,767
Prepaids and Deposits	5,389	8,364
Total Current Assets	123,788	108,550
Fixed Assets
Property, Plant and Equipment	1,116,165	1,041,703
Accumulated Depreciation	(141,019)	(121,989)
Total Property, Plant and Equipment, Net	975,146	919,714
Intangible Assets, Net	213,750	232,277
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	18,510	22,634
Right-of-Use Assets	15,839	16,726
Other Assets	5,445	5,995
Total Assets	$1,387,063	$1,340,481
Liabilities and Stockholders' Equity
Accounts Payable	$42,112	$25,925
Payables to Affiliate	679	894
Insurance Premium Financing Liability	1,855	5,463
Accrued and Other Current Liabilities	50,261	64,416
Total Current Liabilities	94,907	96,698
Long-Term Debt, Net of Debt Issuance Costs	444,727	421,792
Asset Retirement Obligations	20,904	19,030
Tax Receivable Agreement Liability	98,274	98,274
Other Long-Term Liabilities	16,071	16,794
Total Liabilities	674,883	652,588
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 31,104,226 issued and 30,552,938 outstanding as of June 30, 2024; 30,669,932 issued and 30,251,613 outstanding as of December 31, 2023	310	306
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,543,565 issued and outstanding as of June 30, 2024 and December 31, 2023	275	275
Treasury Stock (at Cost), 551,288 shares as of June 30, 2024; 418,319 shares as of December 31, 2023	(6,730)	(5,133)
Additional Paid-in-Capital	335,183	328,543
Retained Earnings (Accumulated Deficit)	7,235	(87)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	336,273	323,904
Noncontrolling Interest	375,907	363,989
Total Stockholders' Equity	712,180	687,893
Total Liabilities and Stockholders' Equity	$1,387,063	$1,340,481

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Produced Water Handling	$54,815	$49,716	$113,921	$95,816
Produced Water Handling — Affiliate	28,614	23,181	55,441	46,321
Water Solutions	13,795	14,928	25,497	28,810
Water Solutions — Affiliate	3,453	8,163	8,695	16,147
Other Revenue	440	645	969	1,110
Total Revenue	101,117	96,633	204,523	188,204
Cost of Revenue
Direct Operating Costs	40,194	44,446	79,840	88,291
Depreciation, Amortization and Accretion	19,707	19,086	39,128	37,692
Total Cost of Revenue	59,901	63,532	118,968	125,983
Operating Costs and Expenses
General and Administrative	16,037	12,682	30,538	24,481
Research and Development Expense	1,128	650	2,193	1,058
Other Operating Expense (Income), Net	132	(192)	1,047	25
Total Operating Expenses	17,297	13,140	33,778	25,564
Operating Income	23,919	19,961	51,777	36,657
Other Expense
Interest Expense, Net	8,813	7,971	17,251	15,632
Other	—	—	1	—
Total Other Expense	8,813	7,971	17,252	15,632
Income Before Income Taxes	15,106	11,990	34,525	21,025
Income Tax Expense	1,994	1,559	4,583	2,886
Net Income	13,112	10,431	29,942	18,139
Net Income Attributable to Noncontrolling Interest	7,147	5,733	16,354	10,063
Net Income Attributable to Aris Water Solutions, Inc.	$5,965	$4,698	$13,588	$8,076

Net Income Per Share of Class A Common Stock
Basic	$0.18	$0.15	$0.41	$0.25
Diluted	$0.18	$0.15	$0.41	$0.25
Weighted Average Shares of Class A Common Stock Outstanding
Basic	30,549,092	30,036,593	30,451,553	29,985,869
Diluted	30,589,997	30,036,593	30,472,005	29,985,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2024	2023
Cash Flow from Operating Activities
Net Income	$29,942	$18,139
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Deferred Income Tax Expense	3,770	2,837
Depreciation, Amortization and Accretion	39,128	37,692
Stock-Based Compensation	8,214	5,585
Abandoned Well Costs	310	—
Loss on Disposal of Assets, Net	114	57
Abandoned Projects	745	128
Amortization of Debt Issuance Costs, Net	1,436	1,041
Other	735	376
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,524)	15,097
Accounts Receivable from Affiliate	(6,169)	18,308
Other Receivables	(665)	(4,005)
Prepaids and Deposits	2,975	1,583
Accounts Payable	1,818	(1,001)
Payables to Affiliate	(215)	(578)
Accrued Liabilities and Other	(18,467)	1,208
Net Cash Provided by Operating Activities	58,147	96,467

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(56,879)	(77,981)
Deposit on Assets Held for Sale	—	1,750
Proceeds from the Sale of Property, Plant and Equipment	94	—
Net Cash Used in Investing Activities	(56,785)	(76,231)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(11,817)	(10,743)
Repurchase of Shares	(1,326)	(599)
Repayment of Credit Facility	(15,000)	(36,000)
Proceeds from Credit Facility	37,000	30,000
Payment of Insurance Premium Financing	(3,756)	—
Net Cash Provided by (Used in) Financing Activities	5,101	(17,342)

Net Increase in Cash	6,463	2,894
Cash, Beginning of Period	5,063	1,122
Cash, End of Period	$11,526	$4,016

Supplementary Cash Flow Data
Cash Paid for Interest	$16,805	$17,413
Cash Paid for Income Taxes	$561	$80

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2024
(in thousands, except for share and per share amounts)	Class A		Class B		Additional			Retained Earnings	Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interest	Equity
Balance at January 1, 2024	$306	30,669,932	$275	27,543,565	$328,543	$(5,133)	418,319	$(87)	$363,989	$687,893
Stock-Based Compensation Expense	4	428,044	-	-	4,503	-	-	-	(986)	3,521
Deferred Tax Assets Acquired	-	-	-	-	224	-	-	-	-	224
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,884)	(2,601)	(5,485)
Purchase of Treasury Stock	-	-	-	-	(18)	(1,581)	131,921	-	18	(1,581)
Net Income	-	-	-	-	-	-	-	7,623	9,207	16,830
Balance at March 31, 2024	$310	31,097,976	$275	27,543,565	$333,252	$(6,714)	550,240	$4,652	$369,627	$701,402
Stock-based Compensation Expense	-	6,250	-	-	2,509	-	-	-	2,184	4,693
Deferred Tax Liabilities Acquired	-	-	-	-	(578)	-	-	-	-	(578)
Dividends and Distributions ($0.105 per share or unit)	-	-	-	-	-	-	-	(3,382)	(3,051)	(6,433)
Purchase of Treasury Stock	-	-	-	-	-	(16)	1,048	-	-	(16)
Net Income	-	-	-	-	-	-	-	5,965	7,147	13,112
Balance at June 30, 2024	$310	31,104,226	$275	27,543,565	$335,183	$(6,730)	551,288	$7,235	$375,907	$712,180

	Three and Six Months Ended June 30, 2023
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2023	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	20,953	-	(20,953)	267	-	-	-	(267)	-
Stock-Based Compensation Expense	2	175,717	-	-	2,383	-	-	-	83	2,468
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(110)	-	-	-	-	(110)
Deferred Tax Assets Acquired	-	-	-	-	82	-	-	-	-	82
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,826)	(2,588)	(5,414)
Purchase of Treasury Stock	-	-	-	-	-	(599)	42,293	-	-	(599)
Net Income	-	-	-	-	-	-	-	3,378	4,330	7,708
Balance at March 31, 2023	$302	30,312,649	$276	27,554,566	$322,167	$(3,490)	239,055	$(7,170)	$349,137	$661,222
Redemption of Class B Shares for Class A Shares	-	524	-	(524)	7	-	-	-	(7)	-
Stock-based Compensation Expense	-	-	-	-	1,626	-	-	-	1,491	3,117
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(3)	-	-	-	-	(3)
Deferred Tax Assets Acquired	-	-	-	-	2	-	-	-	-	2
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,819)	(2,584)	(5,403)
Net Income	-	-	-	-	-	-	-	4,698	5,733	10,431
Balance at June 30, 2023	$302	30,313,173	$276	27,554,042	$323,799	$(3,490)	239,055	$(5,291)	$353,770	$669,366

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

Noncontrolling Interest

As of June 30, 2024, we own approximately 53% of Solaris LLC. Our condensed consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by us.

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

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2024.

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

(in thousands)	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$401,500	$400,000	$405,090
Credit Facility	$48,000	$48,000	$26,000	$26,000

The carrying values of our other financial instruments, consisting of cash, accounts receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $152.9 million and $134.4 million at June 30, 2024 and December 31, 2023, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas.

As of June 30, 2024 and December 31, 2023, we had receivables of $29.1 million and $23.0 million, respectively, from ConocoPhillips that were recorded in “Accounts Receivable from Affiliate” on the condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, we had payables of $0.7 million and $0.9 million, respectively, to ConocoPhillips that were recorded in “Payables to Affiliate” on the condensed consolidated balance sheet. Revenues related to ConocoPhillips were $32.0 million and $64.1 million, respectively, for the three and six months ended June 30, 2024. Revenues related to ConocoPhillips were $31.3 million and $62.5 million, respectively, for the three and six months ended June 30, 2023.

Collaborative Arrangements

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. We previously referred to this agreement as the Beneficial Reuse Strategic Agreement. We account for reimbursements of research and development costs under the JIP as contra-expenses in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within the collaborative arrangement. We classify advance billings or receivables recorded as “Accrued and Other Current Liabilities” or “Other Receivables,” respectively, on our condensed consolidated balance sheet.

For the three and six months ended June 30, 2024, we incurred $2.6 million and $5.2 million, respectively, in total research and development expenses relating to the JIP, which was offset by $1.9 million and $3.9 million, respectively, in amounts due from the other alliance members for reimbursement of these shared costs. For the three and six months ended June 30, 2023, we incurred $2.0 million and $2.1 million, respectively, in total research and development expenses relating to the JIP, which was offset by $1.5 million and $1.6 million, respectively, in amounts due from the other alliance members for reimbursement of these shared costs.

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

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	June 30,	December 31,
	2024	2023
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$4,342	$4,064
Reimbursable Research and Development Receivable	—	1,450
Property Insurance Receivable	2,337	4,000
Reimbursable Projects	6,753	3,253
Total Other Receivables	$13,432	$12,767

Prepaids and Deposits
Prepaid Insurance	$2,071	$5,494
Other Prepaids and Deposits	3,318	2,870
Total Prepaids and Deposits	$5,389	$8,364

Accrued and Other Current Liabilities
Accrued Operating Expense	$19,675	$33,491
Accrued Capital Costs	7,500	3,812
Accrued Interest	8,260	8,510
Accrued Compensation	6,066	10,118
Sales Tax Payable	2,949	1,645
Lease Liabilities	1,763	1,676
Contingent Consideration Liability	1,078	1,221
Other	2,970	3,943
Total Accrued and Other Current Liabilities	$50,261	$64,416

Other Long-Term Liabilities
Noncurrent Lease Liabilities	$14,242	$14,716
Contingent Consideration Liability	1,829	2,078
Total Other Long-Term Liabilities	$16,071	$16,794

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation, Amortization and Accretion Expense
Depreciation - Property, Plant and Equipment	$10,105	$9,335	$19,944	$18,197
Amortization - Intangible Assets	9,264	9,451	18,527	18,903
Accretion of Asset Retirement Obligations	338	300	657	592
Total Depreciation, Amortization and Accretion Expense	$19,707	$19,086	$39,128	$37,692

Other Operating Expense (Income), Net
Loss on Disposal of Assets, Net	$168	$70	$114	$57
Abandoned Projects	16	128	745	128
Abandoned Well Costs	(25)	—	310	—
Transaction Costs	89	100	96	145
Other	(116)	(490)	(218)	(305)
Other Operating Expense (Income), Net	$132	$(192)	$1,047	$25

Interest Expense
Interest on Debt Instruments	$8,596	$8,543	$16,897	$17,104
Amortization of Debt Issuance Costs	763	608	1,529	1,218
Total Interest Expense	9,359	9,151	18,426	18,322
Less: Capitalized Interest	(546)	(1,180)	(1,175)	(2,690)
Total Interest Expense, Net	$8,813	$7,971	$17,251	$15,632

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	June 30,	December 31,
	2024	2023
Wells, Facilities, Water Ponds and Related Equipment	$599,218	$561,059
Pipelines	451,999	427,528
Vehicles, Equipment, Computers and Office Furniture	25,527	24,496
Assets Subject to Depreciation	1,076,744	1,013,083
Land	463	463
Projects and Construction in Progress	38,958	28,157
Total Property, Plant and Equipment	1,116,165	1,041,703
Accumulated Depreciation	(141,019)	(121,989)
Total Property, Plant and Equipment, Net	$975,146	$919,714

Accrued PP&E additions totaled $31.2 million and $13.1 million at June 30, 2024 and December 31, 2023, respectively.

Abandoned Projects

During the first quarter of 2024, we recorded $0.7 million in abandoned project expense related to the write-off of permits for water handling facilities and right-of-way easements that either expired prior to use or that we no longer planned to use for future projects. During the second quarter of 2023, we recorded $0.1 million in abandoned project expense. Abandoned project expense is recorded in “Other Operating Expense (Income), Net” in the condensed consolidated statements of operations.

Assets Held for Sale

During the second quarter of 2023, management entered into a letter of intent with a third party to sell certain of our assets. These assets met the criteria for classification as assets held for sale as of June 30, 2023, and we received a $1.8 million deposit related to the anticipated sale. We closed the sale of these assets during the third quarter of 2023.

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed by simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at June 30, 2024.

As of June 30, 2024 and December 31, 2023, the TRA liability totaled $98.3 million.

If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment (or “early termination payment”) under the terms of the TRA, which can be significantly impacted by the closing price of our Class A shares on the applicable redemption date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

6.Debt

Our debt consists of the following:

(in thousands)	June 30,	December 31,
	2024	2023
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility	48,000	26,000
Total Long-Term Debt	448,000	426,000
Less: Unamortized Debt Issuance Costs	(3,273)	(4,208)
Total Long-Term Debt, Net of Debt Issuance Costs	$444,727	$421,792
Insurance Premium Financing Liability	$1,855	$5,463
Total Debt	$446,582	$427,255
(1)	Credit Facility borrowings bore weighted average interest rates of 8.165% and 8.276% at June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024, we had $3.3 million in letters of credit outstanding and $298.7 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of June 30, 2024, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million. The insurance premium financing is repayable in monthly installments of principal and interest through September 2024. As of June 30, 2024, the remaining balance was $1.9 million and is included in “Insurance Premium Financing Liability” on the condensed consolidated balance sheet.

7.Leases

In the normal course of business, we enter into operating lease agreements to support our operations. Our leased assets include right-of-way easements for our wells and facilities, office space and other assets. We currently have no finance leases.

Balance Sheet Information

The following table provides supplemental consolidated balance sheet information related to leases:

(in thousands)		June 30,	December 31,
	Classification	2024	2023
Assets
Right-of-Use Assets	Right-of-Use Assets	$15,839	$16,726
Liabilities
Current Lease Liabilities	Accrued and Other Current Liabilities	$1,763	$1,676
Noncurrent Lease Liabilities	Other Long-Term Liabilities	14,242	14,716

Statement of Operations Information

The following table provides the components of lease cost, excluding lease costs related to short-term leases:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct Operating Costs	$340	$310	$676	$603
General and Administrative	517	177	1,034	397
Total Lease Cost	$857	$487	$1,710	$1,000

Short-Term Leases

Our short-term lease costs, which consisted primarily of field equipment rentals, totaled $3.7 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $6.8 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

(in thousands)	Six Months Ended June 30,
	2024	2023
Cash Paid for Amounts Included in Lease Liabilities	$1,209	$625
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities, Net	333	1,415

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	June 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years)	7.2	7.6
Weighted Average Discount Rate	6.34%	6.30%

Annual Lease Maturities

The following table provides maturities of lease liabilities at June 30, 2024:

(in thousands)
Remainder of 2024	$1,300
2025	2,210
2026	1,941
2027	3,182
2028	2,748
Thereafter	8,941
Total Lease Payments	20,322
Less: Interest	(4,317)
Present Value of Lease Liabilities	$16,005

Subleases

During the fourth quarter of 2023, we entered into two subleases related to our previous office space in Houston, Texas. The subtenants are responsible for monthly fixed rent and certain operating expenses associated with the office building, including utilities, which are considered variable lease payments. The sublease income is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense on the consolidated statements of operations. During the three and six months ended June 30, 2024, we recognized total sublease income of $0.1 million and $0.3 million, respectively, including variable lease payments.

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

Income Tax Expense

We recorded income tax expense of $2.0 million and $4.6 million for the three and six months ended June 30, 2024, respectively, of which $0.3 million and $0.8 million was current, respectively, and the remainder was deferred. We recorded income tax expense of $1.6 million and $2.9 million for the three and six months ended June 30, 2023, respectively, substantially all of which was deferred.

Effective Tax Rate

We record our income tax expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the six months ended June 30, 2024 and 2023 was 13.3% and 13.7%, respectively. The difference between the federal statutory rate and our estimated annual ETR is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our “Deferred Income Tax Assets, Net” on the condensed consolidated balance sheet decreased $4.1 million during the six months ended June 30, 2024, primarily as a result of net income during the period.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2019 through 2023.

9.Stockholders’ Equity

Redemptions

During the six months ended June 30, 2024 and 2023, zero and 21,477 Solaris LLC units, respectively, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.09 per share and $0.105 per share for the first and second quarters of 2024, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit and $0.105 per unit was paid to unit holders of Solaris LLC for the first and second quarters of 2024, respectively, subject to the same payment and record dates.

Our Board of Directors declared a dividend on our Class A common stock for the third quarter of 2024 of $0.105 per share. In conjunction with the dividend payment, a distribution of $0.105 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on September 19, 2024 to holders of record of our Class A common stock as of the close of business on September 5, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Treasury Stock

During the six months ended June 30, 2024 and 2023, 109,862 shares and 42,293 shares, respectively, of our Class A common stock were withheld for the payment of taxes due on shares of common stock issued to employees under our 2021 Equity Incentive Plan.

In connection with an asset acquisition in 2022, certain shares of our Class A common stock issued to the seller were held in escrow and could be released to the Company under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. During the first quarter of 2024, 23,107 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in “Treasury Stock” at a value of $0.3 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.1 million. As of March 31, 2024, there were no remaining shares left in escrow.

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

Delivery Commitment

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of June 30, 2024, the remaining term of this commitment was 6.0 years with a remaining minimum commitment of $23.3 million, undiscounted.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of June 30, 2024, we had purchase obligations and commitments of approximately $14.8 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three and six months ended June 30, 2024, we recognized $0.3 million and $0.7 million of expense, respectively, related to environmental matters that were recorded in “Direct Operating Costs” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the expense related to environmental matters was $1.5 million and $2.9 million, respectively. As of June 30, 2024, we accrued insurance proceeds and third-party receivables of $5.9 million, of which $4.3 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” As of December 31, 2023, we accrued insurance proceeds and third-party receivables of $5.7 million, of which $4.1 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” We believe these proceeds are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

(in thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income Attributable to Stockholders' Equity	$13,112	$10,431	$29,942	$18,139
Less: Net Income Attributable to Noncontrolling Interest	7,147	5,733	16,354	10,063
Net Income Attributable to Aris Water Solutions, Inc.	5,965	4,698	13,588	8,076
Participating Basic Earnings (1)	(460)	(300)	(991)	(498)
Basic Net Income Attributable to Aris Water Solutions, Inc.	$5,505	$4,398	$12,597	$7,578
Reallocation of Participating Net Income	-	-	-	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$5,505	$4,398	$12,597	$7,578

Basic Weighted Average Shares Outstanding	30,549,092	30,036,593	30,451,553	29,985,869
Dilutive Performance-Based Stock Units	40,905	-	20,452	-
Dilutive Weighted Average Shares Outstanding	30,589,997	30,036,593	30,472,005	29,985,869

Basic Net Income Per Share of Class A Common Stock	$0.18	$0.15	$0.41	$0.25
Diluted Net Income Per Share of Class A Common Stock	$0.18	$0.15	$0.41	$0.25

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,543,565 weighted average shares of Class B common stock outstanding for the three and six months ended June 30, 2024 were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, zero and 11,525 PSUs were determined to be antidilutive for the three and six months ended June 30, 2024, respectively, and were excluded from the computation of diluted earnings per share for those periods.

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

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock and Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,606,303	$11.72
Granted	1,437,739	12.08
Forfeited	(63,432)	11.90
Vested	(434,294)	11.74
Outstanding at June 30, 2024	2,546,316	$11.91

The RSUs generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of June 30, 2024, approximately $22.9 million of compensation cost related to unvested shares of restricted stock and RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	404,993	$13.06
Granted	281,527	29.38
Forfeited	(9,957)	14.23
Outstanding at June 30, 2024	676,563	$19.83

The PSUs granted in 2024 were granted to management under the 2021 Plan and have the following performance criteria:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of June 30, 2024, approximately $9.6 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the six months ended June 30, 2024:

Assumptions
Risk-free Interest Rate	4.67%
Volatility Range	17.04% - 61.19%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and six months ended June 30, 2024, included elsewhere in this report, as well as our 2023 Annual Report, which includes disclosures regarding our significant accounting policies and critical accounting estimates as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the period covered by this report, there were no material changes to the significant accounting policies and critical accounting estimates disclosed in the 2023 Annual Report.

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

Second Quarter 2024 Results

Significant financial and operating highlights for the three months ended June 30, 2024 include:

●	Total produced water handling volumes sold of 1,093 thousand barrels of water per day (“kbwpd”), an increase of 5% as compared with the second quarter of 2023
●	Total water solutions volumes sold of 362 kbwpd, a decrease of 20% as compared with the second quarter of 2023
●	Direct operating costs per barrel of $0.30, a decrease of 9% as compared with the second quarter of 2023
●	Gross margin per barrel of $0.31, an increase of 29% as compared with the second quarter of 2023
●	Adjusted Operating Margin per Barrel (non-GAAP financial measure) of $0.46, an increase of 21% as compared with the second quarter of 2023
●	Total revenue of $101.1 million, an increase of 5% as compared with the second quarter of 2023
●	Net income of $13.1 million, an increase of 26% as compared with the second quarter of 2023

●	Adjusted EBITDA (non-GAAP financial measure) of $50.0 million, an increase of 17% as compared with the second quarter of 2023
●	Dividend paid on our Class A common stock for the second quarter of 2024 of $0.105 per share, along with a distribution of $0.105 per unit paid to unit holders of Solaris LLC, an increase of 17% as compared with the dividend paid during the second quarter of 2023

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Beneficial Reuse Projects

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. We previously referred to this agreement as the Beneficial Reuse Strategic Agreement. Our goal under the JIP is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips and ExxonMobil. The treated water may be reused in a variety of ongoing research projects, including non-consumptive agriculture, low emission hydrogen production and the direct air capture of atmospheric carbon dioxide. Aris Inc. and the other alliance members are working with appropriate regulators, with a goal to complete Phase 1 testing and performance evaluation of pilot technologies by the end of 2024.

In April 2024, we signed an agreement with the National Alliance for Water Innovation to further investigate treatment of produced water using one of the pilot technologies, working with alliance members and Texas A&M University, New Mexico State University, OLI Systems, Inc. and SLAC National Accelerator Laboratory.

Research Grant by the Department of Energy

In December 2023, we were selected by the Department of Energy (“DOE”) to receive a research grant related to the treatment and desalination of produced water as an irrigation source for non-consumptive agriculture. The grant, which is currently in the negotiation phase, will allow us to expand our beneficial reuse for agriculture studies, following up on a greenhouse study conducted with Texas A&M AgriLife that used desalinated produced water to grow cotton and grasses. A wide range of partners from academia, agriculture and the oil and gas industry are expected to contribute to the DOE study, which Aris Inc. will continue to lead. The study is designed to demonstrate and optimize field-scale produced water treatment and desalination which is customized for irrigation of non-consumptive crops such as cotton and biofuels.

In addition, the study is expected to evaluate the extraction of valuable minerals and constituents contained in the produced water, such as ammonia, with the objective of investigating direct-use products for the agriculture industry. Importantly, the study is expected to support further evaluation of carbon sequestration benefits that are related to specific agricultural applications using treated produced water.

Mineral Extraction Agreement

In the second quarter of 2024, we signed a letter of intent with a development partner to construct an iodine extraction facility at one of our Permian Basin produced water management facilities. We anticipate that this first iodine extraction facility in the Permian Basin will be operational by year-end 2025.

General Trends and Outlook

Market Dynamics

The ongoing Russia-Ukraine conflict has had, and the ongoing Middle Eastern conflict may also have, significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the severity and duration of these conflicts and whether the conflicts spread to other countries or regions.

In addition, commodity prices continue to be volatile as they are impacted by multiple factors such as supply disruptions, current recessionary concerns and responses of the Organization of Petroleum Exporting Countries and other oil exporting nations to market conditions. During the three and six months ended June 30, 2024, the average West Texas Intermediate (“WTI”) crude oil spot price was $81.81 and $79.69, respectively, as compared with average WTI spot prices of $73.54 and $74.73 during the three and six months ended June 30, 2023, respectively.

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

Cost Inflation

Since 2021, the U.S. has experienced increased wage and price inflation, as evidenced by increases in the Consumer Price Index (“CPI”). Although the current rate of consumer inflation has eased, core inflation remains elevated above the Federal Reserve’s 2% target rate. The degree of inflation, and length of time it continues, will be impacted by any further steps the U.S. Federal Reserve Bank takes to combat inflationary pressures, such as by continuing to adjust interest rates.

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

Results of Operations

Results of operations were as follows for the three-month periods ended June 30, 2024 and 2023:

(in thousands)	Three Months Ended June 30,
	2024	2023	2024 vs. 2023
Revenue
Produced Water Handling	$54,815	$49,716	$5,099	10%
Produced Water Handling—Affiliates	28,614	23,181	5,433	23%
Water Solutions	13,795	14,928	(1,133)	(8)%
Water Solutions—Affiliates	3,453	8,163	(4,710)	(58)%
Other Revenue	440	645	(205)	(32)%
Total Revenue	101,117	96,633	4,484	5%
Cost of Revenue
Direct Operating Costs	40,194	44,446	(4,252)	(10)%
Depreciation, Amortization and Accretion	19,707	19,086	621	3%
Total Cost of Revenue	59,901	63,532	(3,631)	(6)%
Operating Costs and Expenses
General and Administrative	16,037	12,682	3,355	26%
Research and Development Expense	1,128	650	478	74%
Other Operating Expense (Income), Net	132	(192)	324	(169)%
Total Operating Expenses	17,297	13,140	4,157	32%
Operating Income	23,919	19,961	3,958	20%
Interest Expense, Net	8,813	7,971	842	11%
Income Before Income Taxes	15,106	11,990	3,116	26%
Income Tax Expense	1,994	1,559	435	28%
Net Income	$13,112	$10,431	$2,681	26%
N/M Not Meaningful

Results of operations were as follows for the six-month periods ended June 30, 2024 and 2023:

(in thousands)	Six Months Ended June 30,
	2024	2023	2024 vs. 2023
Revenue
Produced Water Handling	$113,921	$95,816	$18,105	19%
Produced Water Handling—Affiliate	55,441	46,321	9,120	20%
Water Solutions	25,497	28,810	(3,313)	(11)%
Water Solutions—Affiliate	8,695	16,147	(7,452)	(46)%
Other Revenue	969	1,110	(141)	(13)%
Total Revenue	204,523	188,204	16,319	9%
Cost of Revenue
Direct Operating Costs	79,840	88,291	(8,451)	(10)%
Depreciation, Amortization and Accretion	39,128	37,692	1,436	4%
Total Cost of Revenue	118,968	125,983	(7,015)	(6)%
Operating Costs and Expenses
General and Administrative	30,538	24,481	6,057	25%
Research and Development Expense	2,193	1,058	1,135	107%
Other Operating Expense, Net	1,047	25	1,022	4,088%
Total Operating Expenses	33,778	25,564	8,214	32%
Operating Income	51,777	36,657	15,120	41%
Other Expense
Interest Expense, Net	17,251	15,632	1,619	10%
Other	1	—	1	N/M %
Income Before Income Taxes	34,525	21,025	13,500	64%
Income Tax Expense	4,583	2,886	1,697	59%
Net Income	$29,942	$18,139	$11,803	65%
N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to or transfer for our customers.

Our volumes were as follows for the three-month periods ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	2024 vs. 2023
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,093	1,045	48	5%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	314	296	18	6%
Groundwater Volumes Sold	48	156	(108)	(69)%
Total Water Solutions Volumes	362	452	(90)	(20)%
Total Volumes	1,455	1,497	(42)	(3)%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.84	$0.77	$0.07	9%
Water Solutions Revenue/Barrel	$0.52	$0.56	$(0.04)	(7)%
Revenue/Barrel of Total Volumes (2)	$0.76	$0.70	$0.06	9%
Direct Operating Costs/Barrel	$0.30	$0.33	$(0.03)	(9)%
Gross Margin/Barrel	$0.31	$0.24	$0.07	29%
Adjusted Operating Margin/Barrel (3)	$0.46	$0.38	$0.08	21%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	See Non-GAAP Financial Measures below.

Our volumes were as follows for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	2024 vs. 2023
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,126	1,008	118	12%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	325	277	48	17%
Groundwater Volumes Sold	38	151	(113)	(75)%
Total Water Solutions Volumes	363	428	(65)	(15)%
Total Volumes	1,489	1,436	53	4%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.83	$0.78	$0.05	6%
Water Solutions Revenue/Barrel	$0.52	$0.58	$(0.06)	(10)%
Revenue/Barrel of Total Volumes (2)	$0.75	$0.72	$0.03	4%
Direct Operating Costs/Barrel	$0.29	$0.34	$(0.05)	(15)%
Gross Margin/Barrel	$0.32	$0.24	$0.08	33%
Adjusted Operating Margin/Barrel (3)	$0.46	$0.38	$0.08	21%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	2024 vs. 2023
Skim Oil Volumes (bpd)	1,490	1,042	448	43%
Skim Oil Volumes/Produced Water Handling Volumes	0.14%	0.10%	0.04%	40%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$72.58	$65.44	$7.14	11%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Our skim oil volumes recovered were as follows for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	2024 vs. 2023
Skim Oil Volumes (bpd)	1,610	1,194	416	35%
Skim Oil Volumes/Produced Water Handling Volumes	0.14%	0.12%	0.02%	17%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$70.50	$67.18	$3.32	5%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per unit amounts)	June 30,		June 30,
	2024	2023	2024	2023
Produced Water Handling Fees	$73,586	$66,690	$148,709	$127,614
Skim Oil Sales Revenue	9,843	6,207	20,653	14,523
Total Produced Water Handling Revenue	$83,429	$72,897	$169,362	$142,137

Produced Water Handling Fees/Bbl	$0.74	$0.70	$0.73	$0.70
Skim Oil Sales Revenue/Bbl	0.10	0.07	0.10	0.08
Total Produced Water Handling Revenue/Bbl	$0.84	$0.77	$0.83	$0.78

Produced water handling revenues increased for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023 primarily due to:

●	an increase of $6.9 million related to a 48 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements and higher prices, and
●	an increase of $3.6 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Produced water handling revenues increased for the six months ended June 30, 2024 as compared with the six months ended June 30, 2023 primarily due to:

●	an increase of $21.1 million related to a 118 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements and higher prices, and

●	an increase of $6.1 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Water Solutions Revenue

Water solutions revenues had a net decrease for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023 primarily due to a $6.9 million decrease related to a 108 kbwpd groundwater volume decrease as a result of a shift towards providing more recycled produced water as a proportion of total water solutions volumes, partially offset by a $1.7 million increase related to higher prices for recycled volumes sold.

Water solutions revenues had a net decrease for the six months ended June 30, 2024 as compared with the six months ended June 30, 2023 primarily due to a $15.5 million decrease related to a 113 kbwpd groundwater volume decrease as a result of a shift towards providing more recycled produced water as a proportion of total water solutions volumes, partially offset by a $4.4 million increase related to a 48 kbwpd volume increase in recycled volumes sold and a $2.1 million increase related to higher prices for recycled volumes sold.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs decreased $4.3 million for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023 primarily due to a $5.0 million decrease in groundwater purchases related to lower groundwater volumes sold for water solutions. The decrease in direct operating costs during the three months ended June 30, 2024 also included lower electricity and fuel costs due to continued electrification of facilities, partially offset by higher workover expenses. On a per barrel basis, direct operating costs decreased $0.03 quarter over quarter, primarily due to a decrease in groundwater purchases and lower electricity and fuel costs at produced water handling and recycling facilities, partially offset by higher workover expenses.

Direct operating costs decreased $8.5 million for the six months ended June 30, 2024 as compared with the six months ended June 30, 2023 primarily due to a $9.9 million decrease in groundwater purchases related to lower groundwater volumes sold for water solutions. The decrease in direct operating costs during the six months ended June 30, 2024 also included lower electricity and fuel costs due to continued electrification of facilities, partially offset by higher workover expenses and higher repairs and maintenance expenses at recycling and produced water handling facilities. On a per barrel basis, direct operating costs decreased $0.05 year over year, primarily due to a decrease in groundwater purchases and lower electricity and fuel costs at produced water handling and recycling facilities.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and six months ended June 30, 2024 as compared with the three and six months ended June 30, 2023 slightly increased due to higher depreciation expense related to new assets placed in service.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $3.4 million for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023 primarily due to a $1.5 million increase in stock-based compensation expense, which was $4.4 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase in G&A expenses during the three months ended June 30,

2024 also included higher compensation and benefits expenses related to higher headcount, higher legal fees, higher insurance expense and higher office rent expense primarily related to our new corporate office lease.

G&A expenses increased $6.1 million for the six months ended June 30, 2024 as compared with the six months ended June 30, 2023, and included a $2.4 million increase in stock-based compensation expense, which was $7.6 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase in G&A expenses during the six months ended June 30, 2024 also included higher compensation and benefits expenses related to higher headcount, higher legal fees, higher insurance expense and higher office rent expense primarily related to our new corporate office lease.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water. Research and development expense increased for the three and six months ended June 30, 2024 as compared with the three and six months ended June 30, 2023 due to internal beneficial reuse research and development, as well as the JIP, as described above.

For the three months ended June 30, 2024 and 2023, we incurred $2.6 million and $2.0 million, respectively, in total research and development expenses relating to the JIP, of which $0.7 million and $0.5 million was the Company’s share, respectively. For the six months ended June 30, 2024 and 2023, we incurred $5.2 million and $2.1 million, respectively, in total research and development expenses relating to the JIP, of which $1.3 million and $0.5 million was the Company’s share, respectively.

Other Operating Expense (Income), Net

Other operating expense (income), net includes net gains and losses on asset sales, abandoned projects, abandoned well costs, transaction costs and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information and Note 4. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Interest on Debt Instruments	$8,596	$8,543	$16,897	$17,104
Amortization of Debt Issuance Costs	763	608	1,529	1,218
Total Interest Expense	9,359	9,151	18,426	18,322
Less: Amounts Capitalized	(546)	(1,180)	(1,175)	(2,690)
Interest Expense, Net	$8,813	$7,971	$17,251	$15,632

Total interest expense for the three and six months ended June 30, 2024 remained relatively flat as compared with the three and six months ended June 30, 2023. The average outstanding debt balance for the three months ended June 30, 2024 was $438 million compared with $447 million for the three months ended June 30, 2023. The average outstanding debt balance for the six months ended June 30, 2024 was $432 million compared with $446 million for the six months ended June 30, 2023. Interest expense, net for the three and six months ended June 30, 2024 increased as compared with the three and six months ended June 30, 2023 due to a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as litigation expenses and severance costs), less any gains on the sale of assets.

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

Our Adjusted Operating Margin incrementally benefits from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs and reduced power consumption.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Gross Margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$13,112	$10,431	$29,942	$18,139
Interest Expense, Net	8,813	7,971	17,251	15,632
Income Tax Expense	1,994	1,559	4,583	2,886
Depreciation, Amortization and Accretion	19,707	19,086	39,128	37,692
Abandoned Well Costs	(25)	—	310	—
Stock-Based Compensation	4,693	3,117	8,214	5,585
Abandoned Projects	16	128	745	128
Loss on Disposal of Assets, Net	168	70	114	57
Transaction Costs	89	100	96	145
Research and Development Expense	1,128	650	2,193	1,058
Other	300	(490)	527	(594)
Adjusted EBITDA	$49,995	$42,622	$103,103	$80,728

Total Revenue	$101,117	$96,633	$204,523	$188,204
Cost of Revenue	(59,901)	(63,532)	(118,968)	(125,983)
Gross Margin	41,216	33,101	85,555	62,221
Depreciation, Amortization and Accretion	19,707	19,086	39,128	37,692
Adjusted Operating Margin	$60,923	$52,187	$124,683	$99,913
Total Volumes (thousands of barrels)	132,372	136,282	270,974	260,097
Adjusted Operating Margin/BBL	$0.46	$0.38	$0.46	$0.38

Liquidity and Capital Resources

Overview

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs, and the payment of contractual obligations including debt and working capital obligations. When appropriate, we enhance shareholder returns by returning capital to shareholders, such as through dividend payments and share buybacks (to the extent determined by our Board of Directors).

Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under our Credit Facility or accessing the capital markets. We believe that our cash flows, availability under our Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

As of June 30, 2024, we had a cash balance of $11.5 million and working capital, defined as current assets less current liabilities, of $28.9 million. We had $400.0 million face value of Notes outstanding and $48.0 million outstanding under our Credit Facility, with $298.7 million of availability under our Credit Facility. As of June 30, 2024, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes.

As of August 5, 2024, we had an outstanding balance of $45.0 million under our Credit Facility at a weighted average interest rate of 8.165%. The borrowings are primarily being used to fund our capital program.

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of June 30, 2024, the remaining minimum commitment under this agreement was $23.3 million, undiscounted. As of June 30, 2024, we had short-term purchase obligations for products and services of approximately $14.8 million due in the next twelve months. See Item 1. Financial Statements ─ Note 10. Commitments and Contingencies.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.09 per share and $0.105 per share for the first and second quarters of 2024, respectively, on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit and $0.105 per unit was paid to unit holders of Solaris LLC for the first and second quarters of 2024, respectively, subject to the same payment and record dates.

Our Board of Directors declared a dividend on our Class A common stock for the third quarter of 2024 of $0.105 per share. In conjunction with the dividend payment, a distribution of $0.105 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on September 19, 2024 to holders of record of our Class A common stock as of the close of business on September 5, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities totaled $58.1 million as compared with $96.5 million for the six months ended June 30, 2023. The net decrease is primarily related to a net decrease of $26.2 million in working capital items for the six months ended June 30, 2024 compared to a net increase of $30.6 million for the six months ended June 30, 2023. The six months ended June 30, 2024 includes a decrease in working capital items primarily related to accrued liabilities for capital expenditures, as less capital-related work was performed during the six months ended June 30, 2024 as compared with the six months ended June 30, 2023. The six months ended June 30, 2023 includes a decrease in accounts receivable balances associated with improved collections timing.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities totaled $56.8 million as compared with $76.2 million for the six months ended June 30, 2023 and was primarily related to expenditures for property, plant and equipment. The decrease in expenditures during the six months ended June 30, 2024 was a result of lower capital spending required to accommodate our long-term contracted customers.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities totaled $5.1 million and consisted of net Credit Facility borrowings of $22.0 million, $11.8 million in dividends and distributions payments, $3.8 million in payments related to the insurance premium financing and $1.3 million treasury stock repurchases related to tax withholding on stock awards that vested. For the six months ended June 30, 2023, net cash used in financing activities totaled $17.3 million and consisted of $6.0 million in net Credit Facility repayments, $10.7 million in dividends and distributions payments and $0.6 million treasury stock repurchases related to tax withholding on stock awards that vested.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of June 30, 2024, we had $48.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 8.165%. The outstanding borrowings under our Credit Facility generally bear a rate of interest at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility at June 30, 2024 would increase our annual interest expense by approximately $0.5 million.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. During the reporting period, there have been no material changes to the status of the legal proceedings previously disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In the opinion of our management, there are no other pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock occurring in the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/2024 - 4/30/2024	-	$-	-	-
5/1/2024 - 5/31/2024	-	-	-	-
6/1/2024 - 6/30/2024 (1)	1,048	15.37	-	-
Total	1,048	$15.37	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1

Second Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 9, 2023, File No. 001-40955).

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).
10.1	Amendment to Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024, File No. 001 40955).
31.1*	Certification of Amanda M. Brock pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephan E. Tompsett pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Amanda M. Brock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Stephan E. Tompsett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 7, 2024	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer