Form 10-Q
period 2024-09-30
Aris Water Solutions, Inc.
filed 2024-11-05
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, the registrant had 30,682,834 shares of Class A common stock, $0.01 par value per share, and 27,543,565 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	September 30,	December 31,
	2024	2023
Assets
Cash	$32,760	$5,063
Accounts Receivable, Net	69,854	59,393
Accounts Receivable from Affiliate	31,192	22,963
Other Receivables	15,292	12,767
Prepaids and Deposits	4,459	8,364
Total Current Assets	153,557	108,550
Fixed Assets
Property, Plant and Equipment	1,125,295	1,041,703
Accumulated Depreciation	(150,867)	(121,989)
Total Property, Plant and Equipment, Net	974,428	919,714
Intangible Assets, Net	204,487	232,277
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	15,966	22,634
Operating Lease Right-of-Use Assets, Net	15,650	16,726
Other Assets	5,986	5,995
Total Assets	$1,404,659	$1,340,481
Liabilities and Stockholders' Equity
Accounts Payable	$13,510	$25,925
Payables to Affiliate	938	894
Insurance Premium Financing Liability	—	5,463
Accrued and Other Current Liabilities	74,830	64,416
Total Current Liabilities	89,278	96,698
Long-Term Debt, Net of Debt Issuance Costs	452,194	421,792
Asset Retirement Obligations	21,499	19,030
Tax Receivable Agreement Liability	98,274	98,274
Other Long-Term Liabilities	16,650	16,794
Total Liabilities	677,895	652,588
Commitments and Contingencies (see Note 10)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 31,139,032 issued and 30,582,305 outstanding as of September 30, 2024; 30,669,932 issued and 30,251,613 outstanding as of December 31, 2023	311	306
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,543,565 issued and outstanding as of September 30, 2024 and December 31, 2023	275	275
Treasury Stock (at Cost), 556,727 shares as of September 30, 2024; 418,319 shares as of December 31, 2023	(6,822)	(5,133)
Additional Paid-in-Capital	337,609	328,543
Retained Earnings (Accumulated Deficit)	11,332	(87)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	342,705	323,904
Noncontrolling Interest	384,059	363,989
Total Stockholders' Equity	726,764	687,893
Total Liabilities and Stockholders' Equity	$1,404,659	$1,340,481

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Produced Water Handling	$59,006	$47,574	$172,927	$143,390
Produced Water Handling — Affiliate	29,418	28,036	84,859	74,357
Water Solutions	16,600	20,370	42,097	49,180
Water Solutions — Affiliate	4,225	3,048	12,920	19,195
Other Revenue	3,063	761	4,032	1,871
Total Revenue	112,312	99,789	316,835	287,993
Cost of Revenue
Direct Operating Costs	46,553	44,687	126,393	132,978
Depreciation, Amortization and Accretion	19,974	19,445	59,102	57,137
Total Cost of Revenue	66,527	64,132	185,495	190,115
Operating Costs and Expenses
Abandoned Well Costs	8	1,214	318	1,214
General and Administrative	17,415	13,526	47,953	38,007
Research and Development Expense	408	809	2,601	1,867
Other Operating (Income) Expense, Net	(358)	(2,121)	379	(2,096)
Total Operating Expenses	17,473	13,428	51,251	38,992
Operating Income	28,312	22,229	80,089	58,886
Other Expense
Interest Expense, Net	9,382	7,955	26,633	23,587
Other	—	—	1	—
Total Other Expense	9,382	7,955	26,634	23,587
Income Before Income Taxes	18,930	14,274	53,455	35,299
Income Tax Expense	2,499	2,032	7,082	4,918
Net Income	16,431	12,242	46,373	30,381
Net Income Attributable to Noncontrolling Interest	8,943	6,829	25,297	16,892
Net Income Attributable to Aris Water Solutions, Inc.	$7,488	$5,413	$21,076	$13,489

Net Income Per Share of Class A Common Stock
Basic	$0.23	$0.17	$0.64	$0.42
Diluted	$0.22	$0.17	$0.64	$0.42
Weighted Average Shares of Class A Common Stock Outstanding
Basic	30,631,995	30,050,560	30,511,701	30,007,433
Diluted	30,919,575	30,050,560	30,621,195	30,007,433

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2024	2023
Cash Flow from Operating Activities
Net Income	$46,373	$30,381
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Deferred Income Tax Expense	5,730	4,773
Depreciation, Amortization and Accretion	59,102	57,137
Stock-Based Compensation	13,489	8,945
Abandoned Well Costs	318	1,214
Loss (Gain) on Disposal of Assets, Net	84	(2,574)
Abandoned Projects	823	128
Amortization of Debt Issuance Costs, Net	2,193	1,580
Other	422	(473)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,039)	22,594
Accounts Receivable from Affiliate	(8,229)	22,771
Other Receivables	(3,168)	(13,359)
Prepaids and Deposits	4,056	3,564
Accounts Payable	(8,418)	(155)
Payables to Affiliate	44	(1,844)
Accrued Liabilities and Other	9,445	17,843
Net Cash Provided by Operating Activities	111,225	152,525

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(87,201)	(131,874)
Proceeds from the Sale of Property, Plant and Equipment	160	20,119
Net Cash Used in Investing Activities	(87,041)	(111,755)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(18,192)	(16,083)
Repurchase of Shares	(1,418)	(625)
Repayment of Credit Facility	(40,000)	(51,000)
Proceeds from Credit Facility	69,000	50,000
Payment of Insurance Premium Financing	(5,634)	—
Payment of Finance Leases	(243)	—
Net Cash Provided by (Used in) Financing Activities	3,513	(17,708)

Net Increase in Cash	27,697	23,062
Cash, Beginning of Period	5,063	1,122
Cash, End of Period	$32,760	$24,184

Supplementary Cash Flow Data
Cash Paid for Interest	$17,561	$18,230
Cash Paid for Income Taxes	$618	$80

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2024
(in thousands, except for share and per share amounts)	Class A		Class B		Additional			Retained Earnings	Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interest	Equity
Balance at January 1, 2024	$306	30,669,932	$275	27,543,565	$328,543	$(5,133)	418,319	$(87)	$363,989	$687,893
Stock-Based Compensation Expense	4	428,044	-	-	4,503	-	-	-	(986)	3,521
Deferred Tax Assets Acquired	-	-	-	-	224	-	-	-	-	224
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,884)	(2,601)	(5,485)
Purchase of Treasury Stock	-	-	-	-	(18)	(1,581)	131,921	-	18	(1,581)
Net Income	-	-	-	-	-	-	-	7,623	9,207	16,830
Balance at March 31, 2024	$310	31,097,976	$275	27,543,565	$333,252	$(6,714)	550,240	$4,652	$369,627	$701,402
Stock-based Compensation Expense	-	6,250	-	-	2,509	-	-	-	2,184	4,693
Deferred Tax Liabilities Acquired	-	-	-	-	(578)	-	-	-	-	(578)
Dividends and Distributions ($0.105 per share or unit)	-	-	-	-	-	-	-	(3,382)	(3,051)	(6,433)
Purchase of Treasury Stock	-	-	-	-	-	(16)	1,048	-	-	(16)
Net Income	-	-	-	-	-	-	-	5,965	7,147	13,112
Balance at June 30, 2024	$310	31,104,226	$275	27,543,565	$335,183	$(6,730)	551,288	$7,235	$375,907	$712,180
Stock-based Compensation Expense	1	34,806	-	-	3,010	-	-	-	2,264	5,275
Deferred Tax Liabilities Acquired	-	-	-	-	(584)	-	-	-	-	(584)
Dividends and Distributions ($0.105 per share or unit)	-	-	-	-	-	-	-	(3,391)	(3,055)	(6,446)
Purchase of Treasury Stock	-	-	-	-	-	(92)	5,439	-	-	(92)
Net Income	-	-	-	-	-	-	-	7,488	8,943	16,431
Balance at September 30, 2024	$311	31,139,032	$275	27,543,565	$337,609	$(6,822)	556,727	$11,332	$384,059	$726,764

	Three and Nine Months Ended September 30, 2023
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit	Interest	Equity
Balance at January 1, 2023	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	-	20,953	-	(20,953)	267	-	-	-	(267)	-
Stock-Based Compensation Expense	2	175,717	-	-	2,383	-	-	-	83	2,468
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(110)	-	-	-	-	(110)
Deferred Tax Assets Acquired	-	-	-	-	82	-	-	-	-	82
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,826)	(2,588)	(5,414)
Purchase of Treasury Stock	-	-	-	-	-	(599)	42,293	-	-	(599)
Net Income	-	-	-	-	-	-	-	3,378	4,330	7,708
Balance at March 31, 2023	$302	30,312,649	$276	27,554,566	$322,167	$(3,490)	239,055	$(7,170)	$349,137	$661,222
Redemption of Class B Shares for Class A Shares	-	524	-	(524)	7	-	-	-	(7)	-
Stock-based Compensation Expense	-	-	-	-	1,626	-	-	-	1,491	3,117
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(3)	-	-	-	-	(3)
Deferred Tax Assets Acquired	-	-	-	-	2	-	-	-	-	2
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,819)	(2,584)	(5,403)
Net Income	-	-	-	-	-	-	-	4,698	5,733	10,431
Balance at June 30, 2023	$302	30,313,173	$276	27,554,042	$323,799	$(3,490)	239,055	$(5,291)	$353,770	$669,366
Redemption of Class B Shares for Class A Shares	1	10,477	(1)	(10,477)	136	-	-	-	(136)	-
Stock-based Compensation Expense	-	10,749	-	-	1,816	-	-	-	1,544	3,360
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(71)	-	-	-	-	(71)
Deferred Tax Assets Acquired	-	-	-	-	48	-	-	-	-	48
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,805)	(2,577)	(5,382)
Purchase of Treasury Stock	-	-	-	-	(73)	(769)	71,518	-	73	(769)
Net Income	-	-	-	-	-	-	-	5,413	6,829	12,242
Balance at September 30, 2023	$303	30,334,399	$275	27,543,565	$325,655	$(4,259)	310,573	$(2,683)	$359,503	$678,794

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

Noncontrolling Interest

As of September 30, 2024, we own approximately 53% of Solaris LLC. Our condensed consolidated financial statements include a noncontrolling interest representing the percentage of Solaris LLC units not held by us.

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

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2024.

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

(in thousands)	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$403,375	$400,000	$405,090
Credit Facility	$55,000	$55,000	$26,000	$26,000

The carrying values of our other financial instruments, consisting of cash, accounts receivable, financing receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $162.2 million and $134.4 million at September 30, 2024 and December 31, 2023, respectively.

Related Parties

We and ConocoPhillips, one of our principal owners, are parties to a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas.

As of September 30, 2024 and December 31, 2023, we had receivables of $31.2 million and $23.0 million, respectively, from ConocoPhillips that were recorded in “Accounts Receivable from Affiliate” on the condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, we had payables of $0.8 million and $0.9 million, respectively, to ConocoPhillips that were recorded in “Payables to Affiliate” on the condensed consolidated balance sheet. Revenues related to ConocoPhillips were $33.6 million and $97.8 million, respectively, for the three and nine months ended September 30, 2024. Revenues related to ConocoPhillips were $31.1 million and $93.6 million, respectively, for the three and nine months ended September 30, 2023.

Collaborative Arrangements

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In the beginning of the third quarter of 2024, Coterra Energy Inc. joined the JIP. We previously referred to this agreement as the Beneficial Reuse Strategic Agreement. We account for reimbursements of research and development costs under the JIP as contra-expenses in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within the collaborative arrangement. We classify advance billings or receivables recorded as “Accrued and Other Current Liabilities” or “Other Receivables,” respectively, on our condensed consolidated balance sheet.

Total research and development expense related to the JIP, which is split equally among alliance members, was $2.0 million and $7.2 million, respectively, for the three and nine months ended September 30, 2024. Total research and development expense related to the JIP, which is split equally among alliance members, was $1.8 million and $3.9 million, respectively, for the three and nine months ended September 30, 2023.

Financing Receivable

In the third quarter of 2024, we finalized an agreement with a third party to construct and operate a water separation facility on their behalf. The amount due for the construction costs is treated as a financing receivable and is reported on our condensed consolidated balance sheet at its amortized cost. As of September 30, 2024, the discounted total balance due from the third party was $4.8 million, of which $4.0 million is included in “Other Receivables” and $0.8 million is included in “Other Assets” on the condensed consolidated balance sheet. Income related to services performed to operate the facility is recorded in “Other Revenues.”

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied prospectively. We do not expect a material impact on our condensed consolidated financial statements and related disclosures upon adoption.

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	September 30,	December 31,
	2024	2023
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$5,427	$4,064
Reimbursable Research and Development Receivable	—	1,450
Property Insurance Receivable	2,337	4,000
Financing Receivable	4,004	—
Reimbursable Projects	3,524	3,253
Total Other Receivables	$15,292	$12,767

Prepaids and Deposits
Prepaid Insurance	$318	$5,494
Other Prepaids and Deposits	4,141	2,870
Total Prepaids and Deposits	$4,459	$8,364

Accrued and Other Current Liabilities
Accrued Operating Expense	$26,157	$33,491
Accrued Capital Costs	3,722	3,812
Accrued Interest	16,147	8,510
Accrued Compensation	10,269	10,118
Accrued General and Administrative Expense	1,787	1,030
Sales Tax Payable	7,667	1,645
Operating Lease Liabilities	1,631	1,676
Finance Lease Liabilities	205	—
Contingent Consideration Liability	1,056	1,221
Advance Billings for Reimbursable Research and Development Expense	1,378	1,120
Other	4,811	1,793
Total Accrued and Other Current Liabilities	$74,830	$64,416

Other Long-Term Liabilities
Noncurrent Operating Lease Liabilities	$14,333	$14,716
Noncurrent Finance Lease Liabilities	627	—
Contingent Consideration Liability	1,690	2,078
Total Other Long-Term Liabilities	$16,650	$16,794

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation, Amortization and Accretion Expense
Depreciation of Property, Plant and Equipment	$10,351	$9,749	$30,295	$27,946
Amortization of Intangible Assets	9,263	9,392	27,790	28,295
Accretion of Asset Retirement Obligations	351	304	1,008	896
Amortization of Finance Right-of-Use Assets	9	—	9	—
Total Depreciation, Amortization and Accretion Expense	$19,974	$19,445	$59,102	$57,137

Other Operating (Income) Expense, Net
(Gain) Loss on Disposal of Assets, Net	$(30)	$(2,631)	$84	$(2,574)
Abandoned Projects	78	—	823	128
Transaction Costs	(36)	528	60	673
Other	(370)	(18)	(588)	(323)
Other Operating (Income) Expense, Net	$(358)	$(2,121)	$379	$(2,096)

Interest Expense
Interest on Debt Instruments	$8,678	$8,373	$25,575	$25,477
Amortization of Debt Issuance Costs	764	612	2,293	1,830
Interest on Finance Lease Obligations	2	—	2	—
Total Interest Expense	9,444	8,985	27,870	27,307
Less: Capitalized Interest	(62)	(1,030)	(1,237)	(3,720)
Total Interest Expense, Net	$9,382	$7,955	$26,633	$23,587

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	September 30,	December 31,
	2024	2023
Wells, Facilities, Water Ponds and Related Equipment	$621,587	$561,059
Pipelines	454,812	427,528
Vehicles, Equipment, Computers and Office Furniture	26,571	24,496
Assets Subject to Depreciation	1,102,970	1,013,083
Land	463	463
Projects and Construction in Progress	21,862	28,157
Total Property, Plant and Equipment	1,125,295	1,041,703
Accumulated Depreciation	(150,867)	(121,989)
Total Property, Plant and Equipment, Net	$974,428	$919,714

Accrued PP&E additions totaled $9.1 million and $13.1 million at September 30, 2024 and December 31, 2023, respectively.

Abandoned Projects

During the three and nine months ended September 30, 2024, we recorded $0.1 million and $0.8 million, respectively, in abandoned project expense related to abandoned projects and the write-off of permits for water handling facilities and right-of-way easements that either expired prior to use or that we no longer planned to use for future projects.

During the nine months ended September 30, 2023, we recorded $0.1 million in abandoned project expense. Abandoned project expense is recorded in “Other Operating (Income) Expense, Net” in the condensed consolidated statements of operations.

Assets Sold

During the three months ended September 30, 2023, we received cash consideration of $20.1 million for the sale of certain assets. We recorded a gain of $2.6 million, which is included in “Other Operating (Income) Expense, Net” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

5.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with the legacy owners of Solaris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed by simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at September 30, 2024.

As of September 30, 2024 and December 31, 2023, the TRA liability totaled $98.3 million.

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

6.Debt

Our debt consists of the following:

(in thousands)	September 30,	December 31,
	2024	2023
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility	55,000	26,000
Total Long-Term Debt	455,000	426,000
Less: Unamortized Debt Issuance Costs	(2,806)	(4,208)
Total Long-Term Debt, Net of Debt Issuance Costs	$452,194	$421,792
Insurance Premium Financing Liability	$—	$5,463
Total Debt	$452,194	$427,255
(1)	Credit Facility borrowings bore weighted average interest rates of 8.017% and 8.276% at September 30, 2024 and December 31, 2023, respectively.

Senior Sustainability-Linked Notes

Our 7.625% Senior Sustainability-Linked Notes (the “Notes”) are due April 1, 2026. The Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility (see below). The Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year. We may redeem all or part of the Notes at any time at a redemption price of 101.9063% through March 31, 2025 and a redemption price of 100% on or after April 1, 2025. If we undergo a change of control, we may be required to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued interest.

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

As of September 30, 2024, we had $3.3 million in letters of credit outstanding and $291.7 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of September 30, 2024, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million. The insurance premium financing was fully repaid as of September 30, 2024.

7.Leases

In the normal course of business, we enter into lease agreements to support our operations. During the three months ended September 30, 2024, we entered into an agreement to begin leasing a portion of our field vehicles, which are accounted for as finance leases and primarily have an initial term of 48 months. Our operating leased assets include right-of-way easements for our wells and facilities, office space and other assets.

Balance Sheet Information

The following table shows the classification and location of our right-of-use assets and lease liabilities on our condensed consolidated balance sheet:

(in thousands)	September 30,	December 31,
	2024	2023
Operating Leases
Assets
Operating Lease Right-of-Use Assets, Net	$15,650	$16,726
Liabilities
Accrued and Other Current Liabilities	$1,631	$1,676
Other Long-Term Liabilities	$14,333	$14,716

Finance Leases
Assets
Property, Plant and Equipment	$970	$—
Less: Accumulated Depreciation	(9)	—
Total Property, Plant and Equipment, Net	$961	$—
Liabilities
Accrued and Other Current Liabilities	$205	$—
Other Long-Term Liabilities	$627	$—

Statement of Operations Information

The following table provides the components of lease costs recognized in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Operating Lease Costs
Direct Operating Costs (1)	$355	$324	$1,031	$927
General and Administrative (1)	516	230	1,550	627
Short-term lease costs (2)	3,187	5,298	9,980	12,628
Finance Lease Costs
Amortization of right-of-use asset (3)	9	—	9	—
Interest on Lease Obligations (4)	2	—	2	—
Total Lease Cost	$4,069	$5,852	$12,572	$14,182
(1)	Does not include short-term lease costs.
(2)	Included in “Direct Operating Costs” or “General and Administrative” in our condensed consolidated statements of operations and primarily include field equipment rentals.
(3)	Included in “Depreciation, Amortization and Accretion” in our condensed consolidated statements of operations.
(4)	Included in “Interest Expense, Net” in our condensed consolidated statements of operations.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

(in thousands)	Nine Months Ended September 30,
	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$1,931	$1,051
Financing Cash Flows from Finance Leases	$243	$—
Right-of-Use Assets Obtained in Exchange for Lease Liabilities, Net
Operating Leases	$768	$9,462
Finance Leases	$970	$—

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	September 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years)
Operating Leases	7.1	7.6
Finance Leases	3.8	—
Weighted Average Discount Rate
Operating Leases	6.42%	6.30%
Finance Leases	7.45%	—

Annual Lease Maturities

The following table provides maturities of lease liabilities at September 30, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2024	$597	$64	$661
2025	2,230	257	2,487
2026	1,961	257	2,218
2027	3,302	238	3,540
2028	2,868	136	3,004
Thereafter	9,241	—	9,241
Total Lease Payments	20,199	952	21,151
Less: Interest	(4,235)	(120)	(4,355)
Present Value of Lease Liabilities	$15,964	$832	$16,796

Subleases

During the fourth quarter of 2023, we entered into two subleases related to our previous office space in Houston, Texas. The subtenants are responsible for monthly fixed rent and certain operating expenses associated with the office building, including utilities, which are considered variable lease payments. The sublease income is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense on the consolidated statements of operations. During the three and nine months ended September 30, 2024, we recognized total sublease income of $0.1 million and $0.4 million, respectively, including variable lease payments.

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

Income Tax Expense

We recorded income tax expense of $2.5 million and $7.1 million for the three and nine months ended September 30, 2024, respectively, of which $0.5 million and $1.3 million was current, respectively, and the remainder was deferred. We recorded income tax expense of $2.0 million and $4.9 million for the three and nine months ended September 30, 2023, respectively, substantially all of which was deferred.

Effective Tax Rate

We record our income tax expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the nine months ended September 30, 2024 and 2023 was 13.3% and 13.9%, respectively. The difference between the federal statutory rate and our estimated annual ETR is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our “Deferred Income Tax Assets, Net” on the condensed consolidated balance sheet decreased $6.7 million during the nine months ended September 30, 2024, primarily as a result of net income during the period.

Tax Examinations

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2019 through 2023.

9.Stockholders’ Equity

Redemptions

During the nine months ended September 30, 2024 and 2023, zero and 31,954 Solaris LLC units, respectively, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.09 per share for the first quarter of 2024 and a dividend of $0.105 per share for each of the second and third quarters of 2024 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for the first quarter, and a distribution of $0.105 per unit was paid to unit holders of Solaris LLC for each of the second and third quarters of 2024, subject to the same payment and record dates.

Our Board of Directors declared a dividend on our Class A common stock for the fourth quarter of 2024 of $0.105 per share. In conjunction with the dividend payment, a distribution of $0.105 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on December 19, 2024 to holders of record of our Class A common stock as of the close of business on December 5, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Treasury Stock

During the nine months ended September 30, 2024 and 2023, 115,301 shares and 44,893 shares, respectively, of our Class A common stock were withheld for the payment of taxes due on shares of common stock issued to employees under our 2021 Equity Incentive Plan.

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

During the three months ended September 30, 2023, 68,918 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in “Treasury Stock” at a value of $0.7 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.5 million.

10.Commitments and Contingencies

In the normal course of business, we are subject to various claims, legal actions, contract negotiations and disputes. We provide for losses, if any, in the period in which they become probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements.

Delivery Commitment

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of September 30, 2024, the remaining term of this commitment was 5.7 years with a remaining minimum commitment of $21.7 million, undiscounted.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of September 30, 2024, we had purchase obligations and commitments of approximately $4.6 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.8 million of expense, respectively, related to environmental matters that were recorded in “Direct Operating Costs” in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the expense related to environmental matters was $1.1 million and $4.0 million, respectively. As of September 30, 2024, we accrued insurance proceeds and third-party receivables of $7.0 million, of which $5.4 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” As of December 31, 2023, we accrued insurance proceeds and third-party receivables of $5.7 million, of which $4.1 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” We believe these proceeds are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30,		September 30,
	2024	2023	2024	2023
Net Income Attributable to Stockholders' Equity	$16,431	$12,242	$46,373	$30,381
Less: Net Income Attributable to Noncontrolling Interest	8,943	6,829	25,297	16,892
Net Income Attributable to Aris Water Solutions, Inc.	7,488	5,413	21,076	13,489
Participating Basic Earnings (1)	(578)	(344)	(1,567)	(835)
Basic Net Income Attributable to Aris Water Solutions, Inc.	$6,910	$5,069	$19,509	$12,654
Reallocation of Participating Net Income	3	-	3	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$6,913	$5,069	$19,512	$12,654

Basic Weighted Average Shares Outstanding	30,631,995	30,050,560	30,511,701	30,007,433
Dilutive Performance-Based Stock Units	287,580	-	109,494	-
Dilutive Weighted Average Shares Outstanding	30,919,575	30,050,560	30,621,195	30,007,433

Basic Net Income Per Share of Class A Common Stock	$0.23	$0.17	$0.64	$0.42
Diluted Net Income Per Share of Class A Common Stock	$0.22	$0.17	$0.64	$0.42

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,543,565 weighted average shares of Class B common stock outstanding were determined to be antidilutive for the three and nine months ended September 30, 2024 and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, zero and 7,684 PSUs were determined to be antidilutive for the three and nine months ended September 30, 2024, respectively, and were excluded from the computation of diluted earnings per share for those periods.

A total of 27,550,626 weighted average shares and 27,557,774 weighted average shares of Class B common stock outstanding were determined to be antidilutive for the three and nine months ended September 30, 2023, respectively, and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, all PSUs were determined to be antidilutive for each 2023 period and were excluded from the computation of diluted earnings per share for those periods.

12.Stock-Based Compensation

Our 2021 Equity Incentive Plan allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,606,303	$11.72
Granted	1,517,153	12.29
Forfeited	(64,505)	11.90
Vested (1)	(529,178)	11.61
Outstanding at September 30, 2024	2,529,773	$12.08

(1)	Includes 60,078 of awards that vested but have not yet been issued. For these awards, the requisite service period was met during the three months ended September 30, 2024, and the awardees elected to defer issuance until retirement. Compensation expense for these shares was previously recognized over the requisite service period.

The RSUs generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of September 30, 2024, approximately $20.1 million of compensation cost related to unvested RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	404,993	$13.06
Granted	281,527	29.38
Forfeited	(9,957)	14.23
Outstanding at September 30, 2024	676,563	$19.83

The PSUs granted in 2024 were granted to management under the 2021 Equity Incentive Plan and have the following performance criteria:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of September 30, 2024, approximately $8.4 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.5 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the nine months ended September 30, 2024:

Assumptions
Risk-free Interest Rate	4.67%
Volatility Range	17.04% - 61.19%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and nine months ended September 30, 2024, included elsewhere in this report, as well as our 2023 Annual Report, which includes disclosures regarding our significant accounting policies and critical accounting estimates as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the period covered by this report, there were no material changes to the significant accounting policies and critical accounting estimates disclosed in the 2023 Annual Report.

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

Third Quarter 2024 Results

Significant financial and operating highlights for the three months ended September 30, 2024 include:

●	Total produced water handling volumes of 1,118 thousand barrels of water per day (“kbwpd”), an increase of 6% as compared with the third quarter of 2023
●	Total water solutions volumes sold of 459 kbwpd, relatively flat as compared with the third quarter of 2023
●	Direct operating costs per barrel of $0.32, consistent with the third quarter of 2023
●	Gross margin per barrel of $0.32, an increase of 23% as compared with the third quarter of 2023
●	Adjusted Operating Margin per Barrel (non-GAAP financial measure) of $0.45, an increase of 13% as compared with the third quarter of 2023
●	Total revenue of $112.3 million, an increase of 13% as compared with the third quarter of 2023
●	Net income of $16.4 million, an increase of 34% as compared with the third quarter of 2023
●	Adjusted EBITDA (non-GAAP financial measure) of $54.3 million, an increase of 21% as compared with the third quarter of 2023
●	Dividend paid on our Class A common stock for the third quarter of 2024 of $0.105 per share, along with a distribution of $0.105 per unit paid to unit holders of Solaris LLC, an increase of 17% as compared with the dividend paid during the third quarter of 2023

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Beneficial Reuse Projects

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. We previously referred to this agreement as the Beneficial Reuse Strategic Agreement. In July 2024, Coterra Energy Inc. joined the JIP. Our goal under the JIP is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips, ExxonMobil and Coterra Energy Inc. The treated water may be reused in a variety of ongoing applications testing, including non-consumptive agriculture, low emission hydrogen production and the direct air capture of atmospheric carbon dioxide. The alliance members are working with appropriate regulators, with a goal to complete Phase 1 testing and performance evaluation of pilot technologies by the end of 2024. We are in the planning process for Phase 2 testing which will build upon and scale Phase 1 and is expected to launch in 2025.

NAWI

In April 2024, we signed an agreement with the National Alliance for Water Innovation (“NAWI”) to further investigate treatment of produced water using one of the pilot technologies, working with alliance members and Texas A&M University, New Mexico State University, OLI Systems, Inc. and SLAC National Accelerator Laboratory.

Research Grant by the Department of Energy

In December 2023, we were selected by the Department of Energy (“DOE”) to receive a research grant related to the treatment and desalination of produced water as an irrigation source for non-consumptive agriculture. The grant, which is currently in the negotiation phase, will allow us to expand our beneficial reuse for agriculture studies, following up on a greenhouse study conducted with Texas A&M AgriLife that used desalinated produced water to grow cotton and grasses. A wide range of partners from academia, agriculture and the oil and gas industry are expected to contribute to the DOE study, which we will continue to lead. The study is designed to demonstrate and optimize field-scale produced water treatment and desalination which is customized for irrigation of non-consumptive crops such as cotton and biofuels.

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

General Trends and Outlook

Market Dynamics

The ongoing Russia-Ukraine and Middle Eastern conflicts have had significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the severity and duration of these conflicts and whether the conflicts spread to other countries or regions.

In addition, commodity prices continue to be volatile as they are impacted by multiple factors such as supply disruptions, current recessionary concerns and responses of the Organization of Petroleum Exporting Countries and other oil exporting nations to market conditions. During the three and nine months ended September 30, 2024, the average West Texas Intermediate (“WTI”) crude oil spot price was $76.43 and $78.58, respectively, as compared with average WTI spot prices of $82.25 and $77.27 during the three and nine months ended September 30, 2023, respectively.

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

Cost Inflation

Since 2021, the U.S. has experienced increased wage and price inflation, as evidenced by increases in the Consumer Price Index (“CPI”). Although the current rate of consumer inflation has eased, core inflation remains elevated above the Federal Reserve’s 2% target rate. The rate of inflation is expected to continue to be impacted by any further steps taken by the U.S. Federal Reserve Bank, such as adjustments to interest rates.

Our long-term, fee-based produced water handling contracts are generally subject to annual CPI-based adjustments. However, many of our contractual CPI-based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation is higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins.

Seismicity

We operate wells located in Seismic Response Areas in New Mexico and Texas, one of which is partially curtailed. Due to the integrated nature of our pipeline network and our system-wide redundancy, we have been able to adapt to regulatory responses to seismic activity, while continuing to provide service to our customers without material disruption in our operations. In addition, although we cannot anticipate with any certainty future regulatory actions and the effect such actions could have on our business, our compliance with state regulator seismic response actions to date has not resulted in any material volumetric, revenue or cash flow decreases.

Results of Operations

Results of operations were as follows for the three-month periods ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,
	2024	2023	2024 vs. 2023
Revenue
Produced Water Handling	$59,006	$47,574	$11,432	24%
Produced Water Handling—Affiliates	29,418	28,036	1,382	5%
Water Solutions	16,600	20,370	(3,770)	(19)%
Water Solutions—Affiliates	4,225	3,048	1,177	39%
Other Revenue	3,063	761	2,302	302%
Total Revenue	112,312	99,789	12,523	13%
Cost of Revenue
Direct Operating Costs	46,553	44,687	1,866	4%
Depreciation, Amortization and Accretion	19,974	19,445	529	3%
Total Cost of Revenue	66,527	64,132	2,395	4%
Operating Costs and Expenses
Abandoned Well Costs	8	1,214	(1,206)	(99)%
General and Administrative	17,415	13,526	3,889	29%
Research and Development Expense	408	809	(401)	(50)%
Other Operating Income, Net	(358)	(2,121)	1,763	(83)%
Total Operating Expenses	17,473	13,428	4,045	30%
Operating Income	28,312	22,229	6,083	27%
Interest Expense, Net	9,382	7,955	1,427	18%
Income Before Income Taxes	18,930	14,274	4,656	33%
Income Tax Expense	2,499	2,032	467	23%
Net Income	$16,431	$12,242	$4,189	34%

Results of operations were as follows for the nine-month periods ended September 30, 2024 and 2023:

(in thousands)	Nine Months Ended September 30,
	2024	2023	2024 vs. 2023
Revenue
Produced Water Handling	$172,927	$143,390	$29,537	21%
Produced Water Handling—Affiliate	84,859	74,357	10,502	14%
Water Solutions	42,097	49,180	(7,083)	(14)%
Water Solutions—Affiliate	12,920	19,195	(6,275)	(33)%
Other Revenue	4,032	1,871	2,161	115%
Total Revenue	316,835	287,993	28,842	10%
Cost of Revenue
Direct Operating Costs	126,393	132,978	(6,585)	(5)%
Depreciation, Amortization and Accretion	59,102	57,137	1,965	3%
Total Cost of Revenue	185,495	190,115	(4,620)	(2)%
Operating Costs and Expenses
Abandoned Well Costs	318	1,214	(896)	(74)%
General and Administrative	47,953	38,007	9,946	26%
Research and Development Expense	2,601	1,867	734	39%
Other Operating Expense (Income), Net	379	(2,096)	2,475	(118)%
Total Operating Expenses	51,251	38,992	12,259	31%
Operating Income	80,089	58,886	21,203	36%
Other Expense
Interest Expense, Net	26,633	23,587	3,046	13%
Other	1	—	1	N/M %
Income Before Income Taxes	53,455	35,299	18,156	51%
Income Tax Expense	7,082	4,918	2,164	44%
Net Income	$46,373	$30,381	$15,992	53%
N/M Not Meaningful

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for, sell to or transfer for our customers.

Our volumes were as follows for the three-month periods ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	2024 vs. 2023
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,118	1,056	62	6%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	393	339	54	16%
Groundwater Volumes Sold	66	121	(55)	(45)%
Total Water Solutions Volumes	459	460	(1)	-%
Total Volumes	1,577	1,516	61	4%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.86	$0.78	$0.08	10%
Water Solutions Revenue/Barrel	$0.49	$0.55	$(0.06)	(11)%
Revenue/Barrel of Total Volumes (2)	$0.75	$0.71	$0.04	6%
Direct Operating Costs/Barrel	$0.32	$0.32	$-	-%
Gross Margin/Barrel	$0.32	$0.26	$0.06	23%
Adjusted Operating Margin/Barrel (3)	$0.45	$0.40	$0.05	13%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	See Non-GAAP Financial Measures below.

Our volumes were as follows for the nine-month periods ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	2024 vs. 2023
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,123	1,024	99	10%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	348	298	50	17%
Groundwater Volumes Sold	47	141	(94)	(67)%
Total Water Solutions Volumes	395	439	(44)	(10)%
Total Volumes	1,518	1,463	55	4%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.84	$0.78	$0.06	8%
Water Solutions Revenue/Barrel	$0.51	$0.57	$(0.06)	(11)%
Revenue/Barrel of Total Volumes (2)	$0.75	$0.72	$0.03	4%
Direct Operating Costs/Barrel	$0.30	$0.33	$(0.03)	(9)%
Gross Margin/Barrel	$0.32	$0.24	$0.08	33%
Adjusted Operating Margin/Barrel (3)	$0.46	$0.39	$0.07	18%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	2024 vs. 2023
Skim Oil Volumes (bpd)	1,769	1,125	644	57%
Skim Oil Volumes/Produced Water Handling Volumes	0.16%	0.11%	0.05%	45%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$67.56	$74.70	$(7.14)	(10)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Our skim oil volumes recovered were as follows for the nine-month periods ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	2024 vs. 2023
Skim Oil Volumes (bpd)	1,663	1,171	492	42%
Skim Oil Volumes/Produced Water Handling Volumes	0.15%	0.11%	0.04%	36%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$69.45	$69.61	$(0.16)	-%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands, except per unit amounts)	September 30,		September 30,
	2024	2023	2024	2023
Produced Water Handling Fees	$77,428	$67,879	$226,137	$195,493
Skim Oil Sales Revenue	10,996	7,731	31,649	22,254
Total Produced Water Handling Revenue	$88,424	$75,610	$257,786	$217,747

Produced Water Handling Fees/Bbl	$0.75	$0.70	$0.74	$0.70
Skim Oil Sales Revenue/Bbl	0.11	0.08	0.10	0.08
Total Produced Water Handling Revenue/Bbl	$0.86	$0.78	$0.84	$0.78

Produced water handling revenues increased for the three months ended September 30, 2024 as compared with the three months ended September 30, 2023 primarily due to:

●	an increase of $9.5 million related to a 62 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements and higher prices, and
●	an increase of $3.3 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Produced water handling revenues increased for the nine months ended September 30, 2024 as compared with the nine months ended September 30, 2023 primarily due to:

●	an increase of $30.6 million related to a 99 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements and higher prices, and
●	an increase of $9.4 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Water Solutions Revenue

Water solutions revenues had a net decrease for the three months ended September 30, 2024 as compared with the three months ended September 30, 2023 primarily due to:

●	a decrease of $3.2 million related to a 55 kbwpd groundwater volume decrease as a result of a shift towards providing more recycled produced water as a proportion of total water solutions volumes,
●	a decrease of $2.1 million related to lower prices for groundwater volumes sold,
●	partially offset by a $2.3 million increase related to a 54 kbwpd increase in recycled produced water volumes sold.

Water solutions revenues had a net decrease for the nine months ended September 30, 2024 as compared with the nine months ended September 30, 2023 due to:

●	a decrease of $17.9 million related to a 94 kbwpd groundwater volume decrease as a result of a shift towards providing more recycled produced water as a proportion of total water solutions volumes,
●	a decrease of $4.7 million related to lower prices for groundwater volumes sold,
●	partially offset by a $6.8 million increase related to a 50 kbwpd volume increase in recycled volumes sold, and
●	a $2.5 million increase related to higher prices for recycled volumes sold.

Other Revenues

During the three months ended September 30, 2024, we finalized an agreement with a third party to construct and operate a water separation facility on their behalf. We recorded $2.0 million in “Other Revenues” related to the services performed to operate the facility during the three months ended September 30, 2024. See Item 1. Financial Statements ─ Note 2. Significant Accounting Policies.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs increased $1.9 million for the three months ended September 30, 2024 as compared with the three months ended September 30, 2023 primarily due to an increase in produced water volumes handled. On a per barrel basis, direct operating costs for the three months ended September 30, 2024 remained flat in comparison to the three months ended September 30, 2023.

Direct operating costs decreased $6.6 million for the nine months ended September 30, 2024 as compared with the nine months ended September 30, 2023 primarily due to a decrease in groundwater purchases related to lower groundwater volumes sold for water solutions and lower electricity and fuel costs due to continued electrification of facilities, partially offset by higher workover expenses, higher repairs and maintenance expenses and higher landowner royalties associated with greater produced water volumes handled. On a per barrel basis, direct operating costs decreased $0.03 year over year, primarily due to a decrease in groundwater purchases and lower electricity and fuel costs at produced water handling and recycling facilities.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2024 as compared with the three and nine months ended September 30, 2023 slightly increased due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $3.9 million for the three months ended September 30, 2024 as compared with the three months ended September 30, 2023 primarily due to a $1.8 million increase in stock-based compensation expense, which was $4.9 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. The remaining increase in G&A expenses during the three months ended September 30, 2024 primarily related to higher compensation and benefits expenses related to higher headcount, higher legal fees and higher IT expenses.

G&A expenses increased $9.9 million for the nine months ended September 30, 2024 as compared with the nine months ended September 30, 2023, primarily due to a $4.2 million increase in stock-based compensation expense, which was $12.6 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining increase in G&A expenses during the nine months ended September 30, 2024 primarily related to higher compensation and benefits expenses related to higher headcount, higher legal fees, higher IT expenses and higher office rent expense primarily related to our new corporate office lease.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water. Research and development expense decreased for the three months ended September 30, 2024 as compared with the three months ended September 30, 2023 due to Coterra Energy Inc. joining the JIP in the third quarter of 2024 and the costs being split equally among alliance members, as described above. Research and development expense increased for the nine months ended September 30, 2024 as compared with the nine months ended September 30, 2023 due to internal beneficial reuse research and development, as well as the JIP.

For the three months ended September 30, 2024 and 2023, total research and development expense related to the JIP, which is split equally among alliance members, was $2.0 million and $1.8 million, respectively. For the nine months ended September 30, 2024 and 2023, total research and development expense related to the JIP, which is split equally among alliance members, was $7.2 million and $3.9 million, respectively.

Other Operating (Income) Expense, Net

Other operating (income) expense, net includes net gains and losses on asset sales, abandoned projects, transaction costs and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information and Note 4. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Interest on Debt Instruments	$8,678	$8,373	$25,575	$25,477
Amortization of Debt Issuance Costs	764	612	2,293	1,830
Interest on Finance Lease Obligations	2	—	2	—
Total Interest Expense	9,444	8,985	27,870	27,307
Less: Amounts Capitalized	(62)	(1,030)	(1,237)	(3,720)
Interest Expense, Net	$9,382	$7,955	$26,633	$23,587

Total interest expense for the three months ended September 30, 2024 increased as compared with the three months ended September 30, 2023 primarily due to borrowings under our revolving credit facility. The average outstanding debt balance for the three months ended September 30, 2024 was $449 million compared with $439 million for the three months ended September 30, 2023. Interest expense, net for the three months ended September 30, 2024 increased as compared with the three months ended September 30, 2023 due to a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

Total interest expense for the nine months ended September 30, 2024 increased as compared with the nine months ended September 30, 2023 primarily due to higher amortization of debt issuance costs as a result of an amendment to our Credit Facility in October 2024. The average outstanding debt balance for the nine months ended September 30, 2024 was $437 million compared with $444 million for the nine months ended September 30, 2023. Interest expense, net for the nine months ended September 30, 2024 increased as compared with the nine months ended September 30, 2023 due to a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as litigation expenses, severance costs and amortization expense related to the implementation costs of our new ERP system (as defined below)), less any gains on the sale of assets.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Gross Margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Net Income	$16,431	$12,242	$46,373	$30,381
Interest Expense, Net	9,382	7,955	26,633	23,587
Income Tax Expense	2,499	2,032	7,082	4,918
Depreciation, Amortization and Accretion	19,974	19,445	59,102	57,137
Abandoned Well Costs	8	1,214	318	1,214
Stock-Based Compensation	5,275	3,360	13,489	8,945
Abandoned Projects	78	—	823	128
(Gain) Loss on Disposal of Assets, Net	(30)	(2,631)	84	(2,574)
Transaction Costs	(36)	528	60	673
Research and Development Expense	408	809	2,601	1,867
Other	318	(18)	845	(612)
Adjusted EBITDA	$54,307	$44,936	$157,410	$125,664

Total Revenue	$112,312	$99,789	$316,835	$287,993
Cost of Revenue	(66,527)	(64,132)	(185,495)	(190,115)
Gross Margin	45,785	35,657	131,340	97,878
Depreciation, Amortization and Accretion	19,974	19,445	59,102	57,137
Adjusted Operating Margin	$65,759	$55,102	$190,442	$155,015
Total Volumes (thousands of barrels)	145,069	139,429	416,044	399,525
Adjusted Operating Margin/BBL	$0.45	$0.40	$0.46	$0.39

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

As of September 30, 2024, we had a cash balance of $32.8 million and working capital, defined as current assets less current liabilities, of $64.3 million. We had $400.0 million face value of Notes outstanding and $55.0 million outstanding under our Credit Facility, with $291.7 million of availability under our Credit Facility. As of September 30, 2024, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes.

On October 1, 2024, we made an interest payment of $15.3 million on the Notes. As of November 1, 2024, we had an outstanding balance of $50.0 million under our Credit Facility at a weighted average interest rate of 7.504%. The borrowings are primarily being used to fund our capital program.

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of September 30, 2024, the remaining minimum commitment under this agreement was

$21.7 million, undiscounted. As of September 30, 2024, we had short-term purchase obligations for products and services of approximately $4.6 million due in the next twelve months. See Item 1. Financial Statements ─ Note 10. Commitments and Contingencies.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.09 per share for the first quarter of 2024 and a dividend of $0.105 per share for each of the second and third quarters of 2024 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for the first quarter, and a distribution of $0.105 was paid to unit holders of Solaris LLC for each of the second and third quarters of 2024, subject to the same payment and record dates.

Our Board of Directors declared a dividend on our Class A common stock for the fourth quarter of 2024 of $0.105 per share. In conjunction with the dividend payment, a distribution of $0.105 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on December 19, 2024 to holders of record of our Class A common stock as of the close of business on December 5, 2024. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities totaled $111.2 million as compared with $152.5 million for the nine months ended September 30, 2023. The net decrease was primarily related to a net decrease of $17.3 million in working capital items for the nine months ended September 30, 2024 compared to a net increase of $51.4 million for the nine months ended September 30, 2023, which was primarily related to an increase in accounts receivable balances for the nine months ended September 30, 2024 in comparison to a decrease in accounts receivable balances for the nine months ended September 30, 2023.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities totaled $87.0 million as compared with $111.8 million for the nine months ended September 30, 2023 and was primarily related to expenditures for property, plant and equipment. The decrease in expenditures during the nine months ended September 30, 2024 was a result of lower capital spending required to accommodate our long-term contracted customers. The nine months ended September 30, 2023 also includes $20.1 million for the sale of certain assets. See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities totaled $3.5 million and consisted of net Credit Facility borrowings of $29.0 million, $18.2 million in dividends and distributions payments, $5.6 million in payments related to the insurance premium financing and $1.4 million treasury stock repurchases related to tax withholding on stock awards that vested. For the nine months ended September 30, 2023, net cash used in financing activities totaled $17.7 million and consisted of $1.0 million in net Credit Facility repayments, $16.1 million in dividends and distributions payments and $0.6 million treasury stock repurchases related to tax withholding on stock awards that vested.

Capital Requirements

We expect our capital expenditures will be between approximately $98.0 million to $105.0 million for 2024, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of September 30, 2024, we had $55.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 8.017%. The outstanding borrowings under our Credit Facility generally bear a rate of interest at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility at September 30, 2024 would increase our annual interest expense by approximately $0.6 million.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2024, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We will continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock occurring in the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/2024 - 7/31/2024	-	$-	-	-
8/1/2024 - 8/31/2024 (1)	328	17.71	-	-
9/1/2024 - 9/30/2024 (1)	5,111	16.82	-	-
Total	5,439	$16.87	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1

Second Amended and Restated Certificate of Incorporation of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 9, 2023, File No. 001-40955).

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

10.1†*	Amendment to the Aris Water Solutions, Inc. 2021 Equity Incentive Plan.

10.2†*	Amendment to the Aris Water Solutions Inc. Change in Control Severance Plan.

31.1*	Certification of Amanda M. Brock pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephan E. Tompsett pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Amanda M. Brock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Stephan E. Tompsett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 5, 2024	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer