Form 10-K
period 2024-12-31
Aris Water Solutions, Inc.
filed 2025-02-27
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2024: $507.4 million

As of February 24, 2025, the registrant had 30,971,735 shares of Class A common stock, $0.01 par value per share, and 27,493,565 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
SEC. The United States Securities and Exchange Commission. SOFR. Secured Overnight Financing Rate. SRA. Seismic Response Area.
TRA. Tax Receivable Agreement. TRC. The Texas Railroad Commission.
TSCA. The Toxic Substances Control Act.
UIC. Underground Injection Control. USFWS. The U.S. Fish and Wildlife Service WTI. West Texas Intermediate, a crude oil pricing index reference.

Introductory Note Regarding Definitions

The registrant, Aris Water Solutions, Inc. (“Aris Inc.”), was incorporated on May 26, 2021 as a Delaware corporation. Aris Inc. was formed to serve as the issuer of equity in an IPO, which was completed on October 26, 2021. Concurrent with the completion of the IPO, Aris Inc. became the new parent holding company of Solaris Midstream Holdings, LLC (“Solaris LLC”), a Delaware limited liability company. Except as otherwise indicated or required by the context, all references to “Aris Inc.,” “Solaris LLC,” the “Company,” “we,” “our,” and “us” or similar terms refer to (i) Solaris LLC and its consolidated subsidiaries before the completion of the Corporate Reorganization in connection with the IPO (discussed in the notes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data) and (ii) Aris Inc. and its consolidated subsidiaries as of the completion of the Corporate Reorganization and thereafter.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report, including, but not limited to, the following:

●	the impact of the ongoing Russia-Ukraine and Middle Eastern conflicts on the global economy, including its impacts on financial markets and the energy industry;

●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to successfully implement our business plan;
●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	the impact of competition on our operations, including our ability to renew or replace expiring contracts on acceptable terms;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	our ability to comply with covenants contained in our debt instruments;
●	risks related to acquisitions, organic growth projects, and other commercial opportunities that we may pursue, such as using treated produced water for industrial purposes or mineral extraction from produced water, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal and state lands and various other matters;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;

●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve;
●	physical, electronic and cybersecurity breaches;
●	accidents, weather, seasonality or other events affecting our business;
●	changes in laws, regulations or policies;
●	the effects of litigation or other disputes; and
●	plans, objectives, expectations and intentions contained in this report that are not historical.

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

The forward-looking statements in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

For the definitions of certain terms and abbreviations used in this Annual Report, see Glossary of Terms.

Summary of Our Risk Factors

An investment in our Class A common stock involves substantial risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in our Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part I, Item 1A - Risk Factors in this Annual Report.

Risks Related to Our Business

●	Our business depends on capital spending by the oil and gas industry in the Permian Basin, which could be negatively impacted by industry and market conditions over which we have no control.
●	If oil prices or natural gas prices remain volatile or were to decline, the demand for our services could be adversely affected, and have an impact on our contract pricing and skim oil sales.
●	We may be unable to implement price increases or maintain profit margins on our services.

●	We operate in a highly competitive industry, which could negatively affect our ability to expand our operations, including limiting our access to rights-of-way.
●	Our inability to acquire new pore space or our loss of existing pore space may negatively impact our ability to service new and existing customers.
●	Growing or adapting our business by constructing new transportation systems and facilities subjects us to construction risks.
●	We may face opposition to the development or operation of our water pipelines and facilities from various groups.
●	Efforts among those in the investment community that are opposed to the oil and natural gas industry may adversely affect our business and access to capital.
●	We may be unable to attract and retain key members of management, qualified members of our Board of Directors (the “Board”) and other key personnel.
●	Growth through acquisitions may expose us to various risks, including those related to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel.
●	Inherent risks associated with our operations may not be fully covered under our insurance policies.
●	The loss of one or more of our significant customers could adversely affect our results of operations.
●	Because a significant portion of our revenues is derived from ConocoPhillips and Chevron U.S.A. Inc., any development that materially and adversely affects ConocoPhillips’ and Chevron U.S.A. Inc.’s operations, financial condition or market reputation could have a material adverse impact on us.
●	Our lack of diversification increases the risk of an investment in us and we are vulnerable to risks associated with operating primarily in one geographic area.
●	We may not be able to keep pace with technological developments in our industry.
●	We may be required to take write-downs of the carrying values of certain assets and goodwill.
●	Restrictive covenants under our debt instruments may limit our financial flexibility.
●	We are subject to cybersecurity attacks on any of our facilities or those of third parties.

Legal and Regulatory Risks

●	Restrictions on the ability to procure water could decrease the demand for our services.
●	We may face increased obligations relating to the closing of our water handling facilities.
●	Fuel conservation measures could reduce demand for our services.
●	Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to handle or recycle produced water.

●	Climate change legislation, laws, and regulations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.
●	A portion of our customers’ oil and gas leases are granted by the federal government, which may suspend or terminate such leases.
●	Laws and regulations related to hydraulic fracturing could result in increased costs and additional operating restrictions that may reduce demand for our services.
●	Delays or restrictions in obtaining or renewing permits by us for our operations or by our customers for their operations could impair our business.

Risks Related to Our Class A Common Stock

●	Our sole material asset is our equity interest in Solaris LLC and we are accordingly dependent upon distributions from Solaris LLC to pay taxes and other expenses.
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our governing organizational documents, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals.
●	We cannot assure that we will continue to pay any dividends on our Class A common stock, and our indebtedness could limit our ability to pay dividends on our Class A common stock.
●	Payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
●	We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
●	We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.

You should carefully read and consider the information set forth under Part I, Item 1A - Risk Factors.

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

We provide critical environmental solutions to many of the most active and well-capitalized companies operating in the Permian Basin, including the following companies and/or their affiliates: ConocoPhillips and Chevron U.S.A. Inc. Operators are increasingly focused on minimizing their environmental impact as a measure of success with an emphasis on rapidly increasing the use of recycled produced water in their operations. Our expansive infrastructure, advanced logistics and water treatment methods allow us to reliably gather our customers’ produced water and recycle it for use in their operations. We believe our solutions make a significant contribution to the ability of our customers to achieve their sustainability-related objectives. Since inception, we have been committed to responsibly developing, operating and deploying technology to safely reduce our customers’ environmental footprint.

Our Commitment to Sustainability and Governance Leadership

Our business strategy and operations align with the increasing focus of local communities, regulators and stakeholders on ensuring the safety of oil and gas operations and minimizing environmental and local community impacts. We have a leading track record in environmental stewardship in the areas in which we operate by setting and meeting ambitious sustainability targets. This leadership highlights the strong technical, operational and financial capabilities of our management team that has decades of experience operating and leading companies in the environmental, infrastructure, water treatment and energy industries.

Our business provides reliable and sustainable water solutions which address the operational and environmental demands of the energy industry and actively reduce emissions. Through our significant investment in permanent pipeline infrastructure to safely gather and transport produced water, we minimize the need for produced water trucking, a major contributor of GHG emission, traffic congestion and road safety concerns in the communities in which we operate. Additionally, we are leaders in the evaluation, piloting and advancement of water treatment technologies, including the development of solutions for the use of treated produced water outside of the oil and gas industry. For example, we are piloting and developing proprietary processes for treating produced water for environmental, agricultural and industrial water demand, including evaluating the use of treated produced water as process water for recharging aquifer systems and other industrial uses.

Our strong company culture includes commitments to our employees and our shareholders, which we believe will benefit all of our constituents. We have created a work environment that seeks to provide equal employment opportunities and foster an inclusive company culture. Additionally, we prioritize safety in our operations through rigorous training, structured protocols and ongoing automation of our operations.

We believe alignment of our management and our Board with our shareholders, including the establishment of a well-rounded and independent Board, is conducive to creating long-term value. Additionally, through our management’s substantial equity ownership in us and our incentive compensation programs, our management team remains highly motivated to continue creating shareholder value.

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

Between July 2019 (the month when we began recycling at scale) and December 31, 2024, we recycled approximately 433 million barrels, or approximately 18.2 billion gallons, of produced water. We are committed to providing our customers with a more secure and sustainable alternative to fresh and other sources of groundwater through our innovative technologies and recycling capabilities. By reducing our customers’ dependence on groundwater, we can contribute to their sustainability efforts and the sustainability of the broader energy industry while also providing benefits to our stakeholders and the communities in which we operate.

Full-Cycle Water Management

The volume of water required for hydraulic fracturing and the volume of produced water generated from oil and gas production have significantly increased in the Permian Basin. Additionally, energy producers are increasingly focused on maximizing sustainability and minimizing the environmental impact in the areas in which they operate. These trends represent significant challenges for energy producers. We provide access to a substantial and growing source of produced water that can be recycled to support energy production. We believe energy producers will increasingly depend on our expansive integrated produced water gathering and recycling assets that are designed specifically to meet these challenges. By developing these partnerships and outsourcing full-cycle produced water management, energy producers can preserve capital for their core operations and ultimately lower water management costs and do so in an environmentally-responsible way.

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

Our business is driven by gathering produced water volumes for our Produced Water Handling business and delivering recycled water volumes to customers for our Water Solutions business. In our Produced Water Handling business, we grew our handling volumes from approximately 1,042,000 barrels per day for the year ended December 31, 2023 to approximately 1,120,000 barrels per day for the year ended December 31, 2024, an increase of 7%. Within our Water Solutions business, we grew our recycled volumes sold from approximately 324,000 barrels per day on average for the year ended December 31, 2023 to approximately 377,000 barrels per day on average for the year ended December 31, 2024, an increase of 16%, and we decreased our groundwater volumes sold from approximately 126,000 barrels per day on average for the year ended December 31, 2023 to approximately 51,000 barrels per day on average for the year ended December 31, 2024, a decrease of 60% as a result of a shift towards providing more recycled produced water as a proportion of total Water Solutions volumes.

Recent Operating Developments

Surface Acreage Acquisition

In November 2024, we purchased approximately 45,000 surface acres and site improvements (referred to as the “McNeill Ranch Acquisition”) in New Mexico and Texas for total cash consideration of $46.1 million, inclusive of transaction costs, to secure potential disposal capacity for long-term growth. This purchase was considered an asset acquisition, and the allocation of assets consisted of $43.2 million to land and $2.9 million to site improvements and other.

Operating Metrics

Total volumes and per barrel operating metrics were as follows for the periods indicated:

(in thousands, except per barrel data)	Year Ended December 31,
	2024	2023	2022
Produced Water Handling Volumes (kbwpd)	1,120	1,042	873
Water Solutions Volumes (kbwpd) (1)	428	450	411
Total Water Volumes (kbwpd)	1,548	1,492	1,284

Per Barrel Operating Metrics (2)
Produced Water Handling Revenue/Barrel	$0.84	$0.78	$0.77
Water Solutions Revenue/Barrel	$0.52	$0.56	$0.51
Revenue/Barrel of Total Volumes (3)	$0.75	$0.72	$0.68
Direct Operating Costs/Barrel (4)	$0.31	$0.33	$0.30
Gross Margin/Barrel (5)	$0.31	$0.25	$0.24
Adjusted Operating Margin/Barrel (6)	$0.45	$0.39	$0.39

(1)	Includes recycled volumes sold of approximately 377,000, 324,000 and 300,000 barrels per day for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(3)	Does not include Other Revenue.
(4)	Direct operating costs include landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense and repair and maintenance of facilities.
(5)	Gross Margin is calculated as Total Revenue less Total Cost of Revenue.
(6)	Adjusted Operating Margin/Barrel is a Non-GAAP measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Non-GAAP Financial Measures.

Asset Overview

Our recognized operational capability is supported by our automated and high-capacity integrated pipeline network. Our pipeline and water handling assets are comprised primarily of pipelines, pumps and handling and recycling facilities located entirely in the Delaware and Midland sub-basins of the broader Permian Basin. These interconnected assets support both our Produced Water Handling and Water Solutions businesses. We currently have approximately 790 miles of produced water pipeline, which includes approximately 600 miles of larger diameter (12- to 24-inch) pipelines. We have 68 produced water handling facilities and operate 20 high-capacity produced water recycling facilities. Our systems provide an alternative to operators managing their own produced water infrastructure.

The following map describes our active assets as of December 31, 2024:

Asset Footprint

NM
OK
TX
Gaines
Eddy
Lea
Andrews
Martin
Howard
Midland
Glasscock
Culberson
Reeves
Loving
0
10
Mi

Aris Infrastructure

- Produced Water Pipeline
- Right of Way
- Water Handling Facility
- Water Recycling Facility

Customer Acreage

- Dedicated
- McNeill Ranch

Asset Highlights as of December 31, 2024	
Miles of Pipeline	~790
Produced Water Handling Capacity	~1,850 kbwpd
Water Recycling Capacity	~1,500 kbwpd
Dedicated Acres	~625,000

Our Assets

Produced Water Handling Facilities

Our handling facilities, which are designed to process, store and/or dispose of produced water that is not recycled, are essential to our ability to deliver reliable and cost-effective water gathering services to existing and prospective customers across a large geographic footprint. As of December 31, 2024, we have 68 produced water handling facilities which had approximately 1.9 million barrels per day of capacity.

December 31, 2024	Pipelines (Miles)	Number of Water Handling Facilities	Water Handling Capacity (kbwpd)
Installed	790	68	1,850

We have secured significant permits and rights-of-way for additional pipelines and water handling facilities. As of December 31, 2024, we had approximately 195 miles of additional permitted pipeline rights-of-way and approved permits for an additional 23 produced water handling facilities with approximately 0.7 million barrels per day of permitted handling capacity. This backlog of permitted handling capacity provides us with valuable optionality and a competitive advantage as it helps us to react quickly to meet existing and new customer demand without potential permitting delays.

December 31, 2024	Pipelines (miles)	Number of Water Handling Facilities	Water Handling Capacity (kbwpd)
Permitted, Not Installed	195	23	730

Recycling Facilities

Our recycling facilities include water filtration, treatment, storage and redelivery assets. Our recycling facilities are at strategic locations on our pipeline network where there is both significant customer demand for recycled produced water and high volumes of produced water available. As of December 31, 2024, we had 20 facilities operational in the Delaware Basin with approximately 1.5 million barrels per day of treatment capacity and access to approximately 16.4 million barrels of owned or leased storage capacity.

December 31, 2024	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)
Active Facilities	20	1,500

We also have the option to rapidly expand our recycling footprint as needed by developing an additional 10 locations that are either permitted or in the process of being permitted. We operate and construct both fixed treatment facilities and modular treatment systems that we can quickly assemble to capitalize on market opportunities.

December 31, 2024	Number of Water Recycling Facilities	Water Recycling Capacity (kbwpd)
Facilities Permitted or in Process of Permitting	10	450

Our Customers and Contracts

Customers

We have long-term contracts with some of the most active and well-capitalized oil and gas operators in the Permian Basin which are increasingly focused on sustainability and minimizing the environmental impact of their operations. Since inception, we have consistently won new contracts and deepened relationships with existing customers, many of which have executed multiple contracts with us. As of December 31, 2024, we have approximately 100 contracts for our Produced Water Handling and Water Solutions businesses with approximately 37 different customers across approximately 625,000 dedicated acres.

As of December 31, 2024, the weighted average remaining life of our produced water handling acreage dedication contracts was approximately 6.8 years. Our largest customers for the year ended December 31, 2024 were affiliates of ConocoPhillips and Chevron U.S.A. Inc. These customers represented approximately 53% of our revenue for the year ended December 31, 2024. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information.

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

Acreage Dedications. Acreage dedications are term contracts pursuant to which a customer dedicates all water produced from current and future wells that they own or operate in a dedicated area to our system. In turn, we commit to gather and handle such produced water. During 2024, we added approximately 10,000 net dedicated acres, while divesting approximately 10,000 acres. As of December 31, 2024, our acreage dedications covered a total of approximately 625,000 acres and had a weighted average remaining life of approximately 6.8 years.

MVCs. Under our MVC contracts, our customers guarantee to (i) deliver a certain minimum daily volume of produced water to our pipeline network at an agreed upon fee, or (ii) pay a deficiency fee if the minimum daily volume is not met for a specified period. As of December 31, 2024, our contracted aggregate MVCs totaled approximately 100,000 bwpd of produced water, and the weighted average remaining life of our MVCs was 2.1 years.

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

Skim Oil Sales. As part of our water processing activities, we aggregate and sell recovered crude oil, also known as skim oil.

The following table provides an overview of our active contracts:

	Year Ended December 31,
Percentage of Produced Water Handling Revenue	2024	2023	2022
Acreage Dedication	73%	72%	67%
Minimum Volume Commitments	9%	12%	9%
Spot Volumes	6%	6%	13%
Skim Oil Sales	12%	10%	11%
Total	100%	100%	100%

Acreage dedications and minimum volume commitments were as follows:

December 31, 2024
Acreage Dedications
Acreage Under Contract (thousands of acres)	625
Weighted Average Remaining Life (years)	6.8

Minimum Volume Commitments
Volumetric Commitment (kbwpd)	100
Weighted Average Remaining Life (years)	2.1

Certain contracts included in the table above include both an acreage dedication and a minimum volume commitment. These contracts represent approximately 56,000 acres of the total acreage under contract and 85 kbwpd of the total volumetric commitment.

Delivery Commitment

In 2023, we entered into an agreement with an unaffiliated water disposal company to dispose a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted, and not including annual CPI adjustments. As of December 31, 2024, the remaining minimum commitment was $22.4 million, undiscounted. See Part II, Item 1. Financial Statements – Note 13. Commitments and Contingencies for more information.

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

Innovation in Recycling and Sustainable Water Management

Our goal is to maximize the amount of produced water we recycle as a percentage of the produced water we gather. We are partnered with leading oil and gas operators, technology providers, scientists and universities in the field of water treatment to identify, adapt and demonstrate innovative technologies for beneficial reuse of produced water. With a focus on commercialization, we are evaluating both technical and economic aspects of best available technologies to safely and effectively generate clean water from produced water. We have identified potential opportunities for clean water generated from produced water including replenishing surface water, supplementing irrigation water demand, industrial cooling and other industrial uses, and future recharging of aquifer systems.

Mineral Extraction Agreement

In the second quarter of 2024, we signed a letter of intent for a development partner to construct an iodine extraction facility, as we continue to evaluate commercial opportunities for mineral extraction. We are in the process of site selection at one of our Permian Basin produced water management facilities, and our goal is for this facility to be operational by the end of 2025.

NAWI

In April 2024, we signed an agreement with the National Alliance for Water Innovation (“NAWI”) to further investigate treatment of produced water using one of the pilot technologies, working with alliance members and Texas A&M University, New Mexico State University, SLAC National Accelerator Laboratory and other parties. Operational data was collected in November 2024 for this study, and the team is in the process of evaluating this data to further our understanding of produced water treatment.

Beneficial Reuse Joint Industry Project

In November 2022, we announced that we had entered into a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc. (“Chevron U.S.A.”) and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In January 2023, ExxonMobil Corporation joined the JIP, and in July 2024, Coterra Energy Inc. (“Coterra”) joined the JIP. We previously referred to this agreement as the Beneficial Reuse Strategic Agreement.

Our goal under the JIP is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips, ExxonMobil and Coterra (collectively with us, the “alliance members”). The treated water has the potential for use in a variety of applications, including non-consumptive agriculture, surface water replenishment and industrial uses. The alliance members are working with appropriate regulators to ensure that end-use applications are properly permitted, including surface discharge. Specifically, we have submitted two permit applications to the Texas Commission on Environmental Quality to permit discharge of clean water to a local reservoir. Our pilot-to-commercialization work with treatment technologies includes several phases, with a goal to complete Phase 1 testing and performance evaluation of pilot technologies by the end of the second quarter of 2025. We are in the planning process for Phase 2 testing which will build upon and scale Phase 1 and is expected to launch in the second half of 2025.

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

Our People

As of December 31, 2024, we had a total of 276 employees, 126 of which service our corporate function, and 150 that work in field locations. We hire independent contractors on an as needed basis. We and our employees are not subject to any collective bargaining agreements.

Safety is one of our greatest priorities, and we have implemented safety management systems, procedures, trainings and other tools to help protect our employees and contractors. We strive to hire local employees and have provided mentoring programs for employees to develop specialized skills necessary for our industry. We also provide career development programs to create opportunities for advancement. We encourage development of local leadership and team-based collaboration at our worksites. Our benefits include (i) health care for full-time employees and their eligible dependents, (ii) access to a Safe Harbor 401(k) Plan with a portion eligible for fully-vested employer matched contributions, (iii) basic life, accidental death and dismemberment, and short and long-term disability insurance, (iv) a family and medical leave policy which affords eligible (hourly and salaried) employees with temporary leave for a serious health condition, the care of a family member, or the birth or adoption of a child, (v) paid parental leave following the birth, adoption or placement of a child, (vi) wages that exceed state and federal standards and minimums, and (vii) our 2021 Equity Incentive Plan, which gives most employees an opportunity to share in our success.

We aim to attract and retain talented individuals. Our employee demographic profile aids us in promoting inclusion of thought, skill, knowledge and culture across our organization. As of December 31, 2024, greater than 50% of our workforce is minority and/or female. We also support local communities where we operate by giving to and volunteering with first responders and local charities.

Organizational Structure and Corporate Information

Consolidation

We are a holding company, and our principal asset is a membership interest in Solaris LLC. As the sole managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conduct its business. We are responsible for all operational, management and administrative decisions relating to Solaris LLC’s business. As a result, we consolidate the financial results of Solaris LLC and its subsidiaries and report a noncontrolling interest related to the portion of

Solaris LLC units not owned by us, which reduces net income attributable to our Class A common stockholders. As of December 31, 2024, we owned an approximate 53% interest in Solaris LLC.

Ownership Structure

The following diagram reflects our ownership structure as of December 31, 2024:

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

During the years ended December 31, 2024, 2023 and 2022, 50,000, 31,954 and 4,140,585 Solaris LLC units, respectively, were converted (together with an equal number of shares of Class B common stock) into shares of our Class A common stock. As of December 31, 2024, we owned an approximate 53% interest in Solaris LLC, and the Legacy Owners owned an approximate 47% interest in Solaris LLC.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and presentations and press and earnings releases, as part of our investor relations website. We intend for our website to serve as distribution channels of material company information for purposes of Regulation FD.

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

Seasonality

In general, seasonal factors have not had a significant direct effect on our business other than timing impacts of oil and gas completion activity that have historically been weighted to the back half of the year. However, extreme weather conditions during parts of the year could adversely impact the well-completion activities of our customers, who are oil and natural gas operators, and/or affect their ability to flow gas, which may result in temporary curtailments and shut-in wells, thereby reducing the amount of produced water to be gathered and either recycled or handled, as well as the volume of Water Solutions barrels sold to our customers.

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

Regulation

We are subject to a variety of laws in connection with our operations, including those related to the environment, health and safety, personal privacy and data protection, intellectual property, advertising and marketing, labor, competition and taxation. These laws and regulations are constantly evolving and may be interpreted, implemented, amended or revised in a manner that could harm our business. It also is possible that as our business grows and evolves, we will become subject to additional laws and regulations. There is no assurance that compliance with current laws and regulations or amended or newly adopted laws and regulations can be maintained in the future or that future expenditures required to comply with all such laws and regulations in the future will not be material. In the course of implementing our programs to comply with applicable laws and regulations, certain instances of potential non-compliance may be identified from time to time. We cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any. This section sets forth the summary of material laws and regulations relevant to our business operations.

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

The trend in U.S. environmental regulation has recently been to place more restrictions and limitations on activities that may affect the environment, though this has been subject to change over the past decade. Any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly construction, completion or water-management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. The following is a summary of the more significant existing environmental and occupational safety and health laws in the U.S., as amended from time to time, to which our operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

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

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama Administration published a final rule attempting to clarify the federal jurisdictional reach over waters of the U.S. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States under Clean Water Act jurisdiction. This rule was generally viewed as narrowing the scope of waters of the United States as compared to the 2015 rule, and litigation in multiple federal district courts challenged the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. Then, in June 2021, the Biden Administration announced plans to develop its own definition for such waters, and in August 2021, a federal judge for the U.S. District Court for the District of Arizona issued an order striking down the Navigable Water Protection Rule. On December 7, 2021, the U.S. Environmental Protection Agency and the Department of the Army (“the agencies”) announced a proposed rule to revise the definition of “waters of the United States” restoring the pre-2015 definition of “waters of the United States,” with updates to reflect consideration of Supreme Court decisions. The public comment period on the proposed rule closed on February 7, 2022. The final revised definition of “waters of the United States” was issued on December 30, 2022. The rule broadened the scope of the “waters of the United States” consistent with the framework of the pre-2015 regulations (also called the 1986 regulations). An expanded scope of the Clean Water Act’s jurisdiction in areas where we conduct operations bears the risk of causing us to incur increased costs and restrictions, delays or cancellations in permitting or projects, which developments could expose us to significant costs and liabilities. However, the Supreme Court’s decision on May 25, 2023 in Sackett v. EPA held that the Clean Water Act extends only to wetlands that have a continuous surface connection with “waters of the United States”- a narrowing (and reversal) of the Ninth Circuit’s interpretation. Further, the Trump administration may seek to return to the water policies advanced during the first Trump administration, focusing on less regulation under the Clean Water Act (including less wetlands protection) and potential repeal of the Biden administration’s “waters of the United States” rules.

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

New Mexico

The NMOCD has implemented a Seismic Response Protocol, which outlines certain reporting and curtailment requirements for operators in SRAs to follow in response to seismic events based on the magnitude and proximity to the event. The NMOCD created the Hat Mesa SRA in Northern Lea County, New Mexico in response to a seismic event that occurred in that area in the fourth quarter of 2021. The Hat Mesa SRA and associated Seismic Response Protocol resulted in additional reporting requirements, including more frequent reporting with daily injection volume and pressure data for operators within 10 miles of the seismic event, and the reduction of monthly injection volumes for wells within six miles of the seismic event. We operate four wells located within the Hat Mesa SRA that are subject to the protocol. In September 2023, we temporarily curtailed one of these wells in response to a seismic event in Lea County, New Mexico. Due to the uncertainty regarding the causal factors of the event, the NMOCD did not create an SRA nor require the operators of disposal wells within 10 miles of the seismic event to follow the established Seismicity Response Protocol. Therefore, we returned the temporarily curtailed well to pre-curtailment levels beginning on November 1, 2023. As of December 31, 2024, we have partially curtailed injection in one of the wells by approximately 5 kbwpd and continue to operate the partially curtailed well. However, to date we have not had an operational impact on gathering volumes. We are also required to submit daily injection and pressure volumes on a weekly reporting basis. There was no further seismic activity within the Hat Mesa SRA in 2023 or 2024.

Texas

The TRC established the Stanton SRA in 2022. The Stanton SRA is located in Martin County and the western portion of Howard County. Saltwater disposal well operators within the Stanton SRA created a response plan which began on May 15, 2022. The plan employed a two-tiered approach based on the depth of the disposal zone (shallow versus deep disposal wells) and includes expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with TRC staff. Following the sale of our assets located in Martin County in 2023, we no longer operate any wells within the Stanton SRA.

The Northern Culberson-Reeves SRA was established in 2021 and expanded in 2022, which expansion partially overlaps with our operations in Northern Culberson, Reeves, and Loving Counties, Texas. However, to date the Northern-Culberson-Reeves SRA has not had a material impact on our operations.

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

Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Some state and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. In recent years, for example, various bills have been introduced in the New Mexico Senate to place a moratorium on hydraulic fracturing, and in 2024, a ban on hydraulic fracturing came into effect in California, following a years-long moratorium.

In the event that new federal, state or local restrictions or bans on the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such requirements that may be significant in nature and our customers could experience added restrictions, delays or cancellations in their exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. However, it is possible that, under the second Trump administration, hydraulic fracturing will increase, particularly on federal lands.

Air Emissions. The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone from the current standard of 75 parts per million to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone, which the EPA reaffirmed in 2020.

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

During the Biden administration, the President and the Democratic Party identified climate change as a priority. The Biden Administration, for example, reentered the United States into the Paris Agreement in February 2021. In addition, the Biden Administration issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero GHG emissions by or before midcentury is a critical priority, affirmed the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, and eliminated fossil fuel subsidies, among other measures. Under the Paris Agreement, the Biden Administration committed the United States to reducing its GHG emissions by 50-52% from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. In August 2022, the Inflation Reduction Act of 2022 was enacted and included a $369 billion investment in modernizing the American energy system. The legislation is aimed at helping the United States achieve the 50-52% reduction of GHGs from 2005 levels by 2030. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021 and further reduce methane and volatile organic compound emissions from oil and natural gas facilities. In May 2023, the EPA proposed revised new source performance standards under Clean Air Act section 111(b) for GHG emissions from certain sources.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant new activity in the form of adopted legislation to reduce emissions of GHGs in recent years. Instead, the federal government has worked through agencies, such as the EPA, to target and reduce GHG emissions through regulations and standards, and many states (and their state level environmental agencies) have established rules aimed at reducing or tracking GHG emissions. In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in GHG emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. Pursuant to that executive order, in 2020, the New Mexico Oil Conservation Division and New Mexico Environment Department proposed certain rules regarding the reduction of natural gas waste and the control of emissions. The final rule, known as the Ozone Precursor Rule, was published on July 26, 2022 and became effective on August 5, 2022. It is more protective than current federal requirements. The New Mexico Ozone Precursor Rule includes, among other things, requirements that upstream and midstream operators reduce natural gas waste by a fixed amount each year and achieve a reduction in ozone precursor pollutants (volatile organic compounds and oxides of nitrogen) of approximately 260 million pounds annually. The Ozone Precursor Rule contains requirements applicable to produced water management units (“PWMUs”) (defined to include recycling facilities, permanent pits, and ponds designed to accumulated produced water—the incidental byproduct of well completion and oil and gas production—with storage capacity of at least 50,000 barrels), such as emissions standards, monitoring requirements, and recordkeeping requirements. Similar efforts have been made in the New Mexico state legislature, including introduction in January 2022 of the Clean Future Act to establish GHG emissions limits; the Clean Future Act was postponed indefinitely in committee.

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

In January 2025, the Trump Administration issued executive orders seeking to curb or rollback many of these climate change initiatives and increase support for domestic fossil fuels, including to withdraw the United States from the Paris Agreement, pause regulatory rulemaking, rescind multiple Biden Administration executive orders on climate initiatives, halt funding pursuant to the Inflation Reduction Act and Infrastructure Investment and Jobs Act and revisit prior guidance related to the authority of the EPA.

Endangered Species. The ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal MBTA and BGEPA. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA or BGEPA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the USFWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The USFWS declared the southern population of the lesser prairie-chicken as an endangered species on November 25, 2022. We entered into the voluntary Candidate Conservation Agreement (“CCAA”) in January 2023. By voluntarily participating in the CCAA, our ongoing oil and gas activities have greater flexibility in project development in the lesser-prairie chicken range and we avoid a lengthy project consultation on each new project between the BLM and USFWS. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. For example, in May 2024, the dunes sagebrush lizard native to southeast New Mexico and west Texas was listed as endangered, a move sparking allegations that the designation occurred to hinder fossil fuel production. This resulted in a federal lawsuit filed in the Western District of Texas aimed at overturning the designation. Further, the USFWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Chemical Safety. We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as TSCA in the U.S. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Frank R. Lautenberg Chemical Safety for the 21st Century Act (the “Lautenberg Act”), which substantially revised TSCA. Among other items, the Lautenberg Act eliminated the cost-benefit approach to analyzing chemical safety concerns with a health-based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. The EPA, charged with implementing the Lautenberg Act, has the ability to interpret new provisions of the Lautenberg Act in ways that cannot be predicted, and it is always possible that new legislation or new regulations may be adopted pursuant to these regulatory and legislative efforts, which could impact our business, such as: any new restrictions on the development of new products; increases in regulation; and disclosure of confidential, competitive information.

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

Industry conditions that affect capital spending are influenced by numerous factors over which we have no control, including, among other things:

●	domestic and foreign political and economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	preferences of the oil and gas investment community to prioritize dividends and share repurchases over production growth;
●	consolidation in the oil and gas industry, which may result in lower overall drilling and completion activity;
●	governmental regulations, including environmental restrictions and the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	releases from strategic oil reserves;
●	supply chain disruptions or constraints;
●	governmental laws, policies, regulations, subsidies and other actions to promote or discourage the use of renewable energy sources;
●	federal and state regulators responses to seismicity;
●	taxation and royalty charges;
●	global weather conditions, pandemics and natural disasters;

●	armed conflict, terrorist attacks and worldwide political, military and economic events, including the Russia-Ukraine and Middle Eastern conflicts and any related political or economic responses;
●	trade policy of domestic and foreign governments, including the imposition of tariffs or other levies on cross-border movement of goods and services;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves and the availability of commercially viable geographic areas in which to explore and produce crude oil and natural gas;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

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

The volume of water we process is driven in large part by the level of crude oil production, which is primarily determined by current and anticipated oil and natural gas prices and demand and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease), oil and gas investor expectations and other factors beyond our control affect the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year ended December 31, 2024, the average WTI spot price was $76.63 versus an average price of $77.58 for the year ended December 31, 2023. If oil prices or natural gas prices decline, or if completions activity is reduced, the demand for our services and our results of operations could be materially and adversely affected. Even in an environment of stronger oil and gas prices, fewer oil and gas completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. In addition, certain of our contracts, including a contract with one of our significant customers, provide for rates that periodically fluctuate within a defined range in response to changes in the WTI price; therefore, a portion of our revenue is directly exposed to fluctuations in the price of crude oil.

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

We operate in a highly competitive industry, which may intensify if our competitors expand their water supply, produced water recycling, and produced water handling operations or customers elect to operate their water-management services in-house or enter into arrangements with other oil and gas producers for water-management services rather than outsource these services to companies like us, thereby causing us to lose market share, which could, in turn, negatively affect our ability to expand our operations.

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

Additionally, there may be new companies that enter the water solutions business, or our existing and potential customers may develop their own water management solutions. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to effectively compete. If our existing and potential customers choose to operate their water-management services in-house or enter into arrangements with other oil and gas producers for water-management services rather than outsource these services to companies like us, including by developing their own water handling or solutions businesses, we may not be able to effectively replace that revenue. In addition, several of our long-term contracts for our Produced Water Handling business are up for renewal in the next few years. Our inability to renew these contracts at or above current pricing, or at all, could negatively impact our business. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our Produced Water Handling business depends upon available pore space in subsurface geologic formations by which we can dispose of produced water through underground injection wells. Our inability to acquire new pore space or our loss of existing pore space may negatively impact our ability to service new and existing customers.

We dispose of produced water generated by our customers during oil and gas operations by drilling disposal wells and injecting such produced water into porous subsurface geologic formations. The amount of subsurface pore space that is capable of permanently storing injected produced water is finite and requires constant replenishment. As we continue to inject produced water into our existing produced water disposal wells, we may exhaust the geologic or technical limits of the subsurface strata for produced water injection. Furthermore, state regulatory bodies in Texas and New Mexico, which have permitting authority over disposal wells, have imposed new requirements in the permitting of produced water disposal wells to assess any relationship between induced seismicity and the use of such wells. State regulators may deny, modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity or would be operating at impermissible pressure levels. States have also issued, and may in the future issue, orders to temporarily shut down or to curtail the injection depth, injection capacity or injection rate of existing wells because of concerns over induced seismicity.

Any loss of pore space or injection capacity for technical, geological or regulatory reasons could require us to spend significant time and capital expenditure to locate, apply for, permit, drill, complete and place into service new disposal wells and to build pipeline infrastructure to transport produced water to such new wells. Our customers’ oil and gas production growth plans may also require us to secure additional pore space and disposal wells and build new pipeline infrastructure. Permits for new disposal wells could be challenged for a variety of reasons by our competitors, oil and gas producers, landowners or non-governmental organizations. Such regulatory challenges could be successful and prevent us from being able to secure additional disposal capacity. New disposal wells may also subject us to higher royalty rates. Furthermore, we may not have contractual or real property rights to dispose of produced water at locations that are in geographic proximity to our customers’ existing or new oil and gas production wells or our existing injection wells and pipeline infrastructure. In such cases, we would be required to spend significant amounts of capital to build new pipeline infrastructure to transport produced water to distant disposal locations.

If we are unable to accept all of the produced water delivered to us by our customers because we lack available pore space for underground injection, we could be subject to contractual penalties for alternative disposal solutions, including trucking, and such penalties could be significant. Any curtailment of our customers’ oil and gas production due to a lack of available pore space or injection capacity would result in lost revenue to us and could trigger contractual termination rights. Any of these events, either individually or in aggregate, could result in a material adverse effect on our business, results of operation and financial condition.

Growing or adapting our business by constructing new transportation systems and facilities subjects us to construction risks and risks that supplies for such systems and facilities will not be available upon completion thereof.

One of the ways we intend to grow our business is through the construction of expansions to our existing systems and facilities and/or the construction of new systems and facilities, such as produced water pipelines, produced water injection wells, treatment facilities, water handling facilities and other infrastructure. These projects and any similar projects that we are obligated to undertake to support existing customers’ operations require the expenditure of significant amounts of capital, which may exceed our resources, and involve numerous regulatory, environmental, political and legal uncertainties, including political opposition by landowners, environmental activists and others. There can be no assurance that we will complete these projects on schedule, or at all, or at the budgeted cost. We could also encounter technical difficulties during the drilling of a disposal well leading to a reduction in capacity or a shorter useful life. Our revenues may not increase upon the expenditure of funds on a particular project. Moreover, we may undertake these projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. As a result, our new facilities and infrastructure may not be able to attract enough demand for our services to achieve our expected investment return, which could materially and adversely affect our results of operations and financial position. In addition, we may also deem it necessary to construct new wells and related pipelines so as to ensure the desired or required amount of spacing between wells. This can require substantial costs, delays in growth of operations, or risks of entering new areas.

We face opposition to the development or operation of our water pipelines, injection wells and facilities from various individuals and groups.

We have experienced opposition to the development or operation of our water pipelines, injection wells and facilities from our competitors, oil and gas producers, landowners and other third parties and may in the future face opposition from various individuals or groups such as government officials, environmental groups, tribal groups, local groups and other advocates. Such opposition can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings related to our permitting efforts or otherwise involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property and provide us with sufficient temporary space to allow us to conduct repairs. One or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. Any such event that delays or otherwise interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our results of operations and financial condition.

There is uncertainty related to the future of the oil and natural gas industry broadly.

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

Concerns about the environmental impacts of the oil and natural gas industry, including impacts on global climate, have resulted in certain increased regulation and standards aimed at reducing GHG emissions, unfavorable lending policies toward the financing of oil and natural gas operations and divestment efforts affecting the industry and the investment community, and any such event in the future could adversely affect demand for our services. Certain members of the investment community increased their focus on ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the energy industry in particular. As a result, we may face pressure regarding our ESG practices and disclosures from these and other stakeholders (who may or may not agree with our practices or disclosures). We have announced, and may announce in the future, various sustainability or other ESG related commitments, goals or targets that are ambitious and we may be unable to meet such commitments, goals or targets in the manner or on the timeline as initially contemplated, which could expose us to investor scrutiny, government enforcement actions and private litigation. Regardless of our reporting regime or content, certain investors and organizations may publish ratings or views on our sustainability or other ESG efforts or disclosures that are not favorable. This could limit our access to capital, impair our ability to attract talent, and have an adverse impact on our business.

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

As a component of our business strategy, we pursue acquisitions of assets, businesses and technologies. Acquisitions involve numerous risks, including:

●	unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of the acquired business, including but not limited to environmental liabilities;
●	difficulties assessing the future magnitude or potential impact of identified liabilities;
●	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;

●	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business;
●	potential losses of key employees and customers of the acquired business;
●	risks of entering markets in which we have limited prior experience; and
●	increases in our expenses and working capital requirements.

In evaluating acquisitions, we generally prepare one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions. Realization of many of the assumptions will be beyond our control. Future commercial opportunities may need to develop with respect to an acquisition in order for us to realize the expected benefits from such acquisition. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period. Some acquisitions may not be accretive in the near term and will be accretive in the long-term only if we are able to timely and effectively integrate the underlying assets and such assets perform at or near the levels anticipated in our acquisition projections.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical, regulatory, legal and financial difficulties and may require a significant amount of time and resources. Our failure to successfully incorporate the acquired business and assets into our existing operations or to minimize any unforeseen operational, technical, regulatory, legal or financial difficulties could have a material adverse effect on our financial condition and results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

In addition, we may not have sufficient capital resources to complete acquisitions. We may incur substantial indebtedness to finance future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing equity holders. Furthermore, we may not be able to obtain additional financing on satisfactory terms. Even if we have access to the necessary capital, we may be unable to continue to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

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

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, results of operations and financial condition. Any interruption in our services due to pipeline breakdowns or necessary maintenance, workovers or repairs to our wells or other facilities could reduce our revenues and earnings. Variability of maintenance, workover or repair expense could have a significant negative impact on our gross margin and earnings. In addition, the hazards and risks associated with the transport, storage, handling, treatment and disposal of produced water has and may continue to expose us to claims from our employees, customers, and third parties, including, but not limited to, personal injury claims, property damage claims (including claims related to reservoir damage or subsurface trespass) and/or environmental liability claims. Litigation arising from a significant or catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims for which we may not be adequately indemnified or for which we have agreed to indemnify a customer or other third-party. Due to the unpredictable nature of such events and litigation, it is not possible to predict their impact on our results or the ultimate outcome of any current or future claims or lawsuits with certainty, and we may be held liable for significant losses.

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

We expect to continue to depend on a limited number of key customers to support our revenues for the foreseeable future. Any development that materially and adversely affects these customers could result in a reduction in our customers’ spending for our services. Our two largest customers for the year ended December 31, 2024 represented approximately 53% of our revenues. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by one or more key customers could result in a substantial loss of revenues and could have a material and adverse effect on our results of operations.

Because a significant portion of our revenues is derived from ConocoPhillips and Chevron U.S.A. Inc., any development that materially and adversely affects ConocoPhillips’ and Chevron U.S.A. Inc.’s operations, financial condition or market reputation could have a material adverse impact on us.

ConocoPhillips is our largest customer, is a significant shareholder in us and is expected to play a significant role in our success. Accordingly, we are indirectly subject to the business risks of ConocoPhillips. Because a significant portion of our revenues is derived from ConocoPhillips and Chevron U.S.A. Inc., any development that materially and adversely affects ConocoPhillips’ and Chevron U.S.A. Inc.’s operations, financial condition or market reputation could have a material adverse impact on us. For the year ended December 31, 2024,

ConocoPhillips and its affiliates and Chevron U.S.A. Inc. accounted for approximately 32% and 21% of our total consolidated revenues, respectively. As of December 31, 2024, ConocoPhillips and its affiliates and Chevron U.S.A. Inc. accounted for approximately 16% and 34% of our accounts receivable.

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

We operate in the Permian Basin which may be adversely affected by seasonal weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds and tornados or after other natural disasters such as earthquakes or wildfires, we may be unable to access our assets and our facilities may be damaged or our customers may choose to curtail volumes, thereby reducing our ability to provide services and generate revenues. For example, numerous earthquakes have been recorded recently in West Texas and Southeastern New Mexico. In addition, hurricanes or other severe weather in areas where we do not operate, such as the Gulf Coast region (including those weather-related events which may be caused or exacerbated by climate change), could seriously disrupt the supply of products and cause serious shortages in various areas, including the areas in which we do operate. Such disruptions could potentially have a material adverse impact on our business, consolidated financial position, results of operations and cash flows.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. In particular, we have entered into a water gathering and handling agreement with ConocoPhillips, which owned approximately 47% of our Class B common stock and a 22% interest in Solaris LLC (representing approximately 22% of our combined economic interest and voting power), as of December 31, 2024. In addition, a member of our Board of Directors is affiliated with ConocoPhillips. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. It is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

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

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial cost. In addition, other companies in our industry may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, results of operations and cash flows could be adversely affected.

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

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the years ended December 31, 2024 and 2023, we recognized abandoned well costs of $0.5 million and $1.3 million, respectively, and no long-lived asset impairment expense.

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

Failure to identify deficiencies in our internal control over financial reporting in a timely manner or to remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results. Although our management is required to assess the effectiveness of our internal control over financial reporting annually, we are not required to have, or to engage our independent audit firm to perform, an audit of the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could require us to incur the expense of remediation or lead to restatements of our financial statements, which could, in turn, cause stockholders to lose confidence in our financial reporting.

Our debt instruments have restrictive covenants that could limit our financial flexibility.

Our Credit Facility and the indenture that governs our Notes (as described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements) contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our Credit Facility and the indenture that governs our Notes include other restrictions that, among other things, limit our ability to:

●	incur indebtedness;
●	grant liens;
●	engage in mergers, consolidations and liquidations;
●	make asset dispositions, restricted payments and investments;
●	enter into transactions with affiliates; and

●	amend, modify or prepay certain indebtedness.

Our business plan and our compliance with these covenants are based on a number of assumptions, including our customers’ planned development and production activity remaining consistent with their communications with us, relatively predictable costs for our capital improvements, a materially consistent legal and regulatory environment, and increased demand for recycled water along with margin improvements. The significant deterioration of oil and gas production or our customers’ development activity from current levels, higher capital expenditures or reduced recycling and higher operating costs could lead to lower revenues, cash flows and earnings, which in turn could lead to a default under certain financial covenants contained in the Credit Facility. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. Any of these events could have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness, compete in our industry or capitalize on business opportunities.

Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general corporate requirements, future acquisitions, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage may also make us less competitive. Other companies with which we compete may have greater liquidity, more unencumbered assets, less indebtedness, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, or greater potential for profitability than we do.

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water handling, sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2024 and 2023, our cash capital expenditures were $100.0 million and $169.7 million, respectively. Historically, we have financed these investments through cash flows from operations, external borrowings and equity capital contributions. These sources of capital may not be available to us in the future. The inability to obtain additional financing to operate our business or capitalize on business opportunities, whether because of the restrictions set forth above or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Interest rates rose in recent years as a result of government actions taken in response to the data related to labor market and economic growth, government debt levels and outlook for inflation. Although the Federal Reserve lowered the target federal funds interest rate in recent months, it remains elevated relative to historical levels. In a higher interest rate environment, interest rates on borrowings, credit facilities and debt offerings could remain elevated, causing our financing costs to increase relative to existing costs. Changes in interest rates, either positive or negative, may also affect the yield requirements of investors who invest in our shares, and the higher interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes.

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

We are subject to cybersecurity risks which could adversely affect our business.

The oil and gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. We depend on digital technologies to perform many of our services and to process and record financial and operating data. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, are subject to growing risks associated with cybersecurity threats and technical disruptions, which include but are not limited to human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, social engineering attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Such risks could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. The U.S. government has issued public warnings that energy assets might be the subject of targeted cybersecurity attacks, including by sophisticated nation state actors. Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate and remediate cybersecurity incidents. While we have a cybersecurity program designed to assess, identify and manage risks from cybersecurity threats, there is no guarantee such efforts will be successful in preventing or detecting such threats. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cybersecurity incidents. A cybersecurity incident could result in liability under applicable law, regulatory penalties, damage to our reputation or loss of confidence in us, all of which could have a material and adverse effect on our business, financial condition or results of operations. Moreover, our insurance coverage for cybersecurity incidents may not be sufficient to cover all the losses we may experience as a result of such cybersecurity incident.

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

Obtaining a permit to own or operate produced water handling facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water handling facilities or construct additional produced water handling facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water handling facilities. Asset retirement obligations related to future closure obligations of our produced water handling facilities totaled $22.1 million as of December 31, 2024. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water handling facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water handling facilities could result in an increase of our operating costs and have a material adverse effect on our business, financial position and results of operations.

Our sales of groundwater and our gathering, handling and recycling of produced water expose us to potential regulatory risks.

There are unique risks associated with recycling and/or handling produced water and the legal requirements related to handling produced water, or the disposal of produced water into a non-producing geologic formation by means of underground injection wells, are subject to change based on concerns of the public or governmental authorities. There remains substantial uncertainty regarding the disposal of produced water by means of underground injection wells, which could result in substantial additional liabilities or costs to us that cannot be predicted. These include liabilities related to the handling, treatment, storage, disposal, transport, release and use of radioactive materials, which could be in produced water received from our oil and natural gas producer customers, and uncertainties regarding the ultimate, and potential exposure to, technical and financial risks associated with modifying or decommissioning produced water handling facilities. Federal or state regulatory agencies could require the shutdown of produced water handling facilities for safety reasons or refuse to permit restart of any facility after unplanned or planned outages. New or amended safety requirements and regulatory laws may give rise to additional operation and maintenance costs and capital expenditures. Additionally, aging equipment may require more capital expenditures to keep each of these produced water handling facilities operating efficiently or in compliance with applicable laws and regulations. This equipment is also likely to require periodic upgrading and improvement in order to maintain compliance. Accidents and other unforeseen problems have occurred in the past with our produced water handling, and the consequences of a major incident could be severe and include loss of life and property damage. Any resulting liability from a major environmental or catastrophic incident could exceed our resources, including insurance coverage.

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

Our business activities present risks of incurring significant environmental regulatory compliance costs and liabilities, including costs and liabilities resulting from our handling of byproducts of the oil and natural gas production process, because of air emissions and produced water discharges related to our operations. Our business includes the operation of recycling facilities and oilfield waste disposal injection wells that pose risks of environmental liability, including leakage or accidental spills from the wells to surface or subsurface soils, surface water or groundwater. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for recycling or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict and/or joint and several liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions (such as environmental contamination) caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition.

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

As discussed above in Items 1. and 2. Business and Properties – Regulation – Environmental and Occupational Safety and Health Matters, international, federal, state and local governments have taken steps to reduce GHG emissions. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and states in the US have taken measures to reduce GHG emissions primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs, as well as reporting obligations.

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

In addition, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. If such climatic events were to occur more frequently or with greater intensity, our operations and our customers’ exploration and development activities could be adversely affected, as these events could cause a loss of production from temporary cessation of activity or damaged facilities and equipment. If any such events were to occur, they could result in increased costs to repair damaged facilities or maintain or resume operations, increased insurance costs and have an adverse effect on the demand for our services and our financial condition, results of operations and cash flows. For a more complete discussion of environmental laws and regulations intended to address climate change and their impact on our business and operations, see Items 1. and 2. Business and Properties ─ Regulation ─ Environmental and Occupational Safety and Health Matters.

For a discussion of the influence of environmental laws and regulations intended to address climate change on the investment community, see Risk Factor titled “There is uncertainty related to the future of the oil and natural gas industry broadly.”

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

The Biden Administration, for example, took several actions to curtail oil and gas activities on federal lands, including, for example, taking a pause on new oil and natural gas leases on public lands or in offshore waters. Although the Department of the Interior has resumed processing oil and gas drilling permits, and the incoming Trump administration has begun taking steps to promote domestic oil and natural gas production, we cannot guarantee that further action will not be taken that could curtail or limit oil and gas development on federal land.

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

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions, delays or cancellations in the drilling and completion of oil and gas wells that may reduce demand for our services and could have a material adverse effect on our liquidity, results of operations and financial condition.

We do not conduct hydraulic fracturing operations, but many of our customers’ oil and natural gas production operations require hydraulic fracturing as part of the well completion process. Although certain aspects of hydraulic fracturing operations are subject to current guidance or regulation, Congress has not adopted legislation to provide for federal regulation of hydraulic fracturing, and we cannot predict if such legislation will be enacted, when, or the scope of any such legislation at this time.

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

For example, the dunes sagebrush lizard, which is found in areas where we operate, was listed as endangered under the ESA in 2024, and the lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA in 2023.

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

Our operations and the operations of our oil and gas producing customers typically require that we and our customers obtain and maintain a number of permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundments tanks, and construct and operate pipelines, produced water injection wells, handling facilities and recycling facilities. Many of these permits require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. As of December 31, 2024, we had permits for (i) approximately 195 miles of pipelines, (ii) 23 produced water handling facilities and (iii) 4 recycling facilities that, in each case, have not been constructed. We may not be able to achieve commercial operations on any particular permitted site. A decision by a governmental agency to deny or delay the renewal of any of these permits or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect our ability to initiate or complete construction of any of these pipelines or facilities and we can provide no assurance that we will complete these projects on schedule, or at all. Additionally, these permits were issued pursuant to existing laws and regulations that are subject to change, which could result in the imposition of more stringent requirements and impair our ability to initiate or complete the construction of these pipelines and facilities.

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

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. As of December 31, 2024, the Legacy Owners of Solaris LLC own 100% of our Class B common stock equating to a 47% economic and voting power interest in Solaris LLC of which, (i) ConocoPhillips owns approximately 47% of our Class B common stock and an approximate 22% economic interest and voting power and (ii) Yorktown Energy Partners XI, L.P. (“Yorktown”) owns approximately 37% of our Class B common stock and an approximate 18% economic interest and voting power.

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

Any payment of any future dividends will be at the discretion of our Board, which comprises a majority of independent directors. We have not adopted and do not expect to adopt a written dividend policy. Although our Board declared quarterly dividends on our Class A common stock for each quarter of 2023 and 2024, our Board may determine not to declare any cash dividends in the future. Such decision will depend on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in our debt. In addition, our ability to pay dividends depends on our receipt of distributions from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any indebtedness we or our subsidiaries incur, including the Credit Agreement (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Agreements) and the indenture that governs our Notes. For more information about these restrictions, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Our Dividend and Distribution Policy.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute ownership in us.

We may sell additional shares of our Class A common stock in future offerings. In addition, subject to certain limitations and exceptions, the Legacy Owners of Solaris LLC units may redeem their Solaris LLC units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. As of December 31, 2024 we had 30,857,526 outstanding shares of Class A common stock and 27,493,565 outstanding shares of Class B common stock. Shares of Class B common stock represented approximately 47% of our total outstanding common stock. These shares may be sold into the market in the future. Certain of the owners of our Class B shares are party to a registration rights agreement with us that requires us to effect the registration of their shares and assist with sales.

We have also filed a registration statement with the SEC on Form S-8 providing for the registration of 11,100,000 shares of our Class A common stock issued or reserved for issuance under our 2021 Equity Incentive Plan. Subject to the satisfaction of vesting conditions and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Any such issuance could result in substantial dilution to our existing stockholders. Accordingly, sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock. This impact could be increased to the extent there is a less active trading market for our shares.

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

The payment obligations under the Tax Receivable Agreement are Aris Inc.’s obligations and not obligations of Solaris LLC. For the year ended December 31, 2024, we made no payments under the Tax Receivable Agreement. However, we expect that the payments we will be required to make under the Tax Receivable Agreement in the future will be substantial over the life of the agreement. We could also be required to make a lump-sum payment as discussed in the following risk factor. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increase in tax basis that may result in cash tax savings to Aris Inc. under the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any acquisition or redemption of Solaris LLC units, the price of our Class A common stock at the time of each acquisition or redemption, the extent to which such acquisition or redemption is a taxable transaction, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that give rise to depreciable or amortizable tax basis.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

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

Risk Management and Strategy

Our information and operational technology networks, those of our operators and managers, and those of third parties on whom we rely, are important to our ability to perform day-to-day operations of our business. Our business operations rely on the secure collection, storage, transmission and other processing of proprietary, confidential or sensitive data. As a part of our cybersecurity risk management program, we review the Company’s cybersecurity policy on an annual basis and have implemented procedures for responding to cybersecurity incidents. We provide training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls. We have implemented multi-factor authentication, artificial intelligence/machine learning network analysis, containment and incident response tools, vulnerability management processes and penetration testing. A third-party, 24/7 security operations center, along with an artificial intelligence network and endpoint agents, monitor alerts and actively respond in real time to threats. We also actively engage with key vendors and third-party advisors and consultants that assist us to identify, assess and manage cybersecurity risks to our business and employ processes to detect and monitor unusual network activity. In connection with our use of third-parties, we employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at such vendor or service provider.

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

As detailed elsewhere in this Annual Report, we rely on information technology to manage our business and support our operations, including our secure processing of proprietary and other types of information. Despite ongoing efforts, our systems for protecting against cybersecurity risks may not be sufficient, and a cyber attack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences. As of the date of this report, we have not experienced any material cybersecurity incidents and are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. This does not guarantee that future attacks, incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors – We are subject to cybersecurity risks which could adversely affect our business, which should be read in conjunction with the foregoing information.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations, other than the following.

Stateline Operating, LLC and Stateline Royalties, LP vs. Devon Energy Corporation, Stateline Water, LLC, Solaris Water Midstream, LLC and Aris Water Solutions, Inc., Cause No. 23-05-1085, 143rd District Court, Loving County, Texas

In May 2023, Stateline Operating, LLC and Stateline Royalties, LP (collectively “Stateline”) filed suit against Solaris Water Midstream, LLC and certain affiliates (collectively “Aris”) and Devon Energy Corporation and certain affiliates (collectively “Devon”) in Loving County, Texas, District Court. Stateline alleges that Aris and Devon’s (collectively “Defendants”) operations have harmed Stateline’s oil and gas leasehold interests through the injection of disposed saltwater. Stateline is seeking monetary damages, asserting claims for negligence, waste, trespass and nuisance. Following a ruling on dispositive motions, the trial court stayed the lawsuit while the Defendants pursue an interlocutory appeal. The trial date and all other deadlines have been vacated during this appellate process.

See Part II, Item 8. Financial Statements and Supplementary Data – Note 13. Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Class A common stock is listed on the NYSE under the symbol “ARIS.” As of February 24, 2025, 30,971,735 shares of Class A common stock were outstanding. As of February 24, 2025, 27,493,565 shares of Class B common stock were outstanding. There is no established public trading market for the Class B common stock.

Holders

As of February 24, 2025, the number of holders of record of our Class A common stock was 62. This number does not include the number of persons or entities whose shares are held in “street” name through brokerage firms or other nominee holders. As of February 24, 2025, the number of holders of record of our Class B common stock was 18.

Recent Sales of Unregistered Equity Securities

None.

Stock Repurchases

The following table summarizes repurchases of our common stock occurring in the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/2024 - 10/31/2024 (1)	42,410	$16.26	-	-
11/1/2024 - 11/30/2024 (1)	7,150	16.50	-	-
12/1/2024 - 12/31/2024 (1)	52,655	25.81	-	-
Total	102,215	$21.20	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due as a result of the settlement of vested stock awards issued under our 2021 Equity Incentive Plan.

Our Dividend and Distribution Policy

Our Board declared a dividend of $0.09 per share for the first quarter of 2024 and a dividend of $0.105 per share for each of the second, third and fourth quarters of 2024 on our Class A common stock. Our Board declared a dividend of $0.14 per share on our Class A common stock for the first quarter of 2025.

Depending on factors deemed relevant by our Board, our Board may elect to declare future cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in our debt. The payment of any future dividends will be at the discretion of our Board. We have not adopted a written dividend policy. Our Board may determine not to declare any cash dividends in the future. See Part I, Item 1A. Risk Factors – We cannot assure that we will pay any future dividends on our Class A common stock. Our indebtedness could limit our ability to pay dividends on our Class A common stock. To the extent we pay any cash dividends on our Class A common stock, under the terms of our organizational documents, Solaris LLC will pay an equivalent cash distribution on the Solaris LLC units, and each share of Class A common stock and each Solaris LLC unit will receive the same cash amount.

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

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A common stock, the Russell 2000 and the Alerian MLP Index during the period beginning on October 22, 2021, and ending on December 31, 2024. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A common stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, with the SEC, and as such shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our consolidated financial statements as of and for the three years ended December 31, 2024 included in Item 8. Financial Statements and Supplementary Data of this Annual Report. The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, Item 1A. Risk Factors and the section entitled “Cautionary Statement

Regarding Forward-Looking Statements” elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements, except as required by law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2024 and 2023. For the comparison of the years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

Overview

For an overview of our business and our holding company structure, see Part I, Items 1. and 2. Business and Properties – Our Company.

Year-end Results

Significant financial and operating highlights for the year ended December 31, 2024 include:

●	Total water volumes handled or sold of 1,548 kbwpd, an increase of 4% from the prior year
●	Produced Water Handling volumes of 1,120 kbwpd, an increase of 7% from the prior year
●	Direct operating costs per barrel of $0.31, a decrease of 6% from the prior year
●	Gross margin per barrel of $0.31, an increase of 24% from the prior year
●	Adjusted Operating Margin per Barrel (non-GAAP financial measure) of $0.45, an increase of 15% from the prior year
●	Total revenue of $435.4 million, an increase of 11% from the prior year
●	Net income of $60.2 million, an increase of 39% from the prior year
●	Adjusted EBITDA (non-GAAP financial measure) of $211.9 million, an increase of 21% from the prior year
●	Dividend of $0.09 per share declared for the first quarter of 2024 and a dividend of $0.105 per share declared for the second, third and fourth quarters of 2024, to both our Class A common stock holders and unit holders of Solaris LLC units, an increase of 17% as compared with each of the second, third and fourth quarters of 2023
●	Coterra joined the Joint Industry Project with Chevron U.S.A. Inc., ConocoPhillips, ExxonMobil and the Company in July 2024

For additional information regarding our non-GAAP financial measures, see Non-GAAP Financial Measures below.

Recent Developments

Crosstek Acquisition

In February 2025, we acquired intellectual property rights and assets from Crosstek Membrane Technology LLC to help us accelerate our entry into broader industrial markets, including industrial water and wastewater treatment. We paid the seller $2.0 million in cash and included sales-based contingent consideration with a cap of $1.0 million to be paid over a four-year contractual period. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4. Acquisitions.

Surface Acreage Acquisition

In November 2024, we purchased approximately 45,000 surface acres and site improvements in New Mexico and Texas for total cash consideration of $46.1 million, inclusive of transaction costs, to secure potential disposal capacity for long-term growth. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4. Acquisitions.

Beneficial Reuse Joint Industry Project

In July 2024, Coterra joined our beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips and Exxon Mobil Corporation (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. For more information regarding the JIP, see Part I, Items 1. and 2. Business Properties – Innovation in Recycling and Sustainable Water Management – Beneficial Reuse Joint Industry Project and Part II, Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.

Mineral Extraction Agreement

In the second quarter of 2024, we signed a letter of intent with a development partner to construct an iodine extraction facility at one of our Permian Basin produced water management facilities. For more information, see Part I, Items 1. and 2. Business Properties – Innovation in Recycling and Sustainable Water Management – Mineral Extraction Agreement.

NAWI

In April 2024, we signed an agreement with the National Alliance for Water Innovation (“NAWI”) to further investigate treatment of produced water using one of the pilot technologies, working with alliance members and Texas A&M University, New Mexico State University, OLI Systems, Inc. and SLAC National Accelerator Laboratory. For more information, see Part I, Items 1. and 2. Business Properties – Innovation in Recycling and Sustainable Water Management – NAWI.

General Trends and Outlook

Market Dynamics

The ongoing Russia-Ukraine and Middle Eastern conflicts have had significant global economic implications and impacts on financial markets and the energy industry. The extent of these impacts will depend on the severity and duration of these conflicts and whether the conflicts spread to other countries or regions.

In addition, commodity prices have been and are continuing to be impacted by multiple factors such as supply disruptions and recessionary concerns and responses by the members of OPEC+ and other oil exporting nations to market conditions. During the year ended December 31, 2024, the average WTI crude oil spot price was $76.63 as compared with $77.58 for the year ended December 31, 2023.

We believe there are several industry trends that continue to provide meaningful support for our future growth. Our key customers’ capital allocation to the Permian Basin and New Mexico, in particular, remains consistent and significant, including on acreage where the water sourcing and production is dedicated to us. Permian Basin oil and associated water production growth continues to outpace production growth in other parts of the United States.

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

Seismicity

In New Mexico, we operate four wells located within the Hat Mesa SRA that are subject to the associated Seismic Response Protocol, and we have continued to partially curtail injection in one of those wells as of December 31, 2024. There has been no further seismic activity within the Hat Mesa SRA in 2023 or 2024.

In Texas, we owned one well within the Gardendale SRA, which well was plugged and abandoned during 2023.

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

Costs of Conducting Our Business

Direct Operating Costs

We incur direct operating costs primarily as a function of the number of barrels of water received, handled and treated. The major categories of direct operating costs are landowner royalties, power expenses for handling and treatment facilities, direct labor, chemicals for water treatment, water filtration expenses, workover expense and repair and maintenance of facilities. We seek to minimize, to the extent appropriate for safe and reliable operations, expenses directly tied to operating and maintaining our assets. Certain expenses, such as workover and repair and maintenance expense, may occur on an irregular basis, resulting in volatility in our operating margin.

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

Water Solutions Barrels Sold

Our recycled water and groundwater sales are driven primarily by our customers’ oil and gas well completion activities. We continually seek to gain market share and expand our customer base for recycled water in the Permian Basin, as well as shifting towards providing more recycled produced water as a proportion of total water solutions volumes. We believe our access to abundant produced water volumes and the scale of our systems allows us to distribute recycled water for our customers’ completion activities in an efficient, cost effective and environmentally conscious manner. We define Water Solutions barrels sold as the total of all recycled water and groundwater barrels sold.

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

We generate revenue primarily by providing fee-based services related to our Produced Water Handling and Water Solutions businesses.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as litigation expenses, severance costs and amortization expense related to the implementation costs of our new enterprise resource planning system), less any gains on the sale of assets. Adjusted EBITDA is a non-GAAP financial measure. See Non-GAAP Financial Measures below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell and transfer, the fees we charge for such services, and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin (Total Revenue less Total Cost of Revenue) plus Depreciation, Amortization and Accretion. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures. See Non-GAAP Financial Measures below for more information regarding these financial measures, including a reconciliation to their most directly comparable GAAP measures for each measure.

We seek to maximize our Adjusted Operating Margin in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, power expenses for handling and treatment facilities, direct labor costs, chemical costs, water filtration expenses, workover expenses and repair and maintenance costs comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin incrementally benefits from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs and reduced power consumption.

Results of Operations

Results of operations were as follows for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	2024 vs. 2023
Revenue
Produced Water Handling	$226,089	$195,207	$30,882	16%
Produced Water Handling—Affiliate	119,263	102,322	16,941	17%
Water Solutions	62,942	66,625	(3,683)	(6)%
Water Solutions—Affiliate	18,057	25,611	(7,554)	(29)%
Other Revenue	9,093	2,353	6,740	286%
Total Revenue	435,444	392,118	43,326	11%
Cost of Revenue
Direct Operating Costs	178,396	177,973	423	-%
Depreciation, Amortization and Accretion	79,159	76,632	2,527	3%
Total Cost of Revenue	257,555	254,605	2,950	1%
Operating Costs and Expenses
Abandoned Well Costs	518	1,303	(785)	(60)%
General and Administrative	65,315	50,454	14,861	29%
Research and Development Expense	3,034	3,120	(86)	(3)%
Other Operating Expense (Income), Net	2,269	(1,230)	3,499	284%
Total Operating Expenses	71,136	53,647	17,489	33%
Operating Income	106,753	83,866	22,887	27%
Other Expense
Interest Expense, Net	36,233	32,853	3,380	10%
Other	1	107	(106)	(99)%
Income Before Income Taxes	70,519	50,906	19,613	39%
Income Tax Expense	10,341	7,494	2,847	38%
Net Income	$60,178	$43,412	$16,766	39%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water which we handle for, sell to or transfer for our customers.

Our volumes were as follows for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2024 vs. 2023
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,120	1,042	78	7%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	377	324	53	16%
Groundwater Volumes Sold	51	126	(75)	(60)%
Total Water Solutions Volumes	428	450	(22)	(5)%
Total Volumes	1,548	1,492	56	4%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.84	$0.78	$0.06	8%
Water Solutions Revenue/Barrel	$0.52	$0.56	$(0.04)	(7)%
Revenue/Barrel of Total Volumes (2)	$0.75	$0.72	$0.03	4%
Direct Operating Costs/Barrel	$0.31	$0.33	$(0.02)	(6)%
Gross Margin/Barrel (3)	$0.31	$0.25	$0.06	24%
Adjusted Operating Margin/Barrel (4)	$0.45	$0.39	$0.06	15%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	Gross Margin is calculated as Total Revenue less Total Cost of Revenue.
(4)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2024 vs. 2023
Skim Oil Volumes (bpd)	1,688	1,219	469	38%
Skim Oil Volumes/Produced Water Handling Volumes	0.15%	0.12%	0.03%	25%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$67.75	$69.57	$(1.82)	(3)%

(1)	Skim oil price received from the purchaser is net of certain customary deductions, including severance taxes.

Revenue

An analysis of revenue is as follows:

Produced Water Handling Revenue

Total Produced Water Handling revenues and Produced Water Handling revenues per barrel were as follows for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	2024 vs. 2023
Produced Water Handling Fees	$303,501	$266,573	$36,928	14%
Skim Oil Sales Revenue	41,851	30,956	10,895	35%
Total Produced Water Handling Revenue	$345,352	$297,529	$47,823	16%

Produced Water Handling Fees/Barrel	$0.74	$0.70	$0.04	6%
Skim Oil Sales Revenue/Barrel of Produced Water	0.10	0.08	0.02	25%
Total Produced Water Handling Revenue/Barrel	$0.84	$0.78	$0.06	8%

Total Produced Water Handling revenue increased for the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to:

●	an increase of $21.8 million due to a 78 kbwpd volume increase, driven primarily by activity associated with our long-term acreage dedication agreements,
●	an increase of $15.1 million related to higher prices for produced water volumes handled, and
●	an increase of $10.9 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received.

Water Solutions Revenue

Water Solutions revenue had a net decrease for the year ended December 31, 2024 as compared with the year ended December 31, 2023 due to:

●	a decrease of $20.2 million related to a 75 kbwpd groundwater volume decrease as a result of a shift towards providing more recycled produced water as a proportion of total water solutions volumes,
●	a decrease of $4.3 million related to lower prices for groundwater volumes sold,
●	partially offset by a $9.6 million increase related to a 53 kbwpd volume increase in recycled volumes sold, and
●	a $3.7 million increase related to higher prices for recycled volumes sold.

Other Revenue

During the third quarter of 2024, we finalized an agreement with a third party to construct and operate a water separation facility on its behalf. We recorded $3.6 million in “Other Revenue” related to the services performed to operate the facility during the year ended December 31, 2024. See Part II, Item 8. Financial Statements and Supplementary Data – Note 2. Significant Accounting Policies. Also included in “Other Revenue” is revenue primarily related to capital recovery charges from third parties.

Expenses

An analysis of expenses is as follows:

Direct Operating Costs

Direct operating costs for the year ended December 31, 2024 remained flat in comparison to the year ended December 31, 2023, despite a 4% increase in total volumes, as a result of our cost reduction efforts and our focus on providing more recycled produced water as a proportion of total water solutions volumes. During the year ended December 31, 2024, expenses for groundwater purchases decreased $13.6 million related to lower groundwater volumes sold and electricity and fuel costs decreased $6.1 million due to continued electrification of facilities, in comparison to the year ended December 31, 2023. These lower direct operating costs during the year ended December 31, 2024 were offset by $7.2 million in higher planned workover expenses, $4.6 million in higher landowner royalties associated with greater produced water volumes handled and $3.9 million in higher repairs and maintenance expenses, as compared with the year ended December 31, 2023.

Direct operating costs decreased $0.02 on a per barrel basis, year over year, primarily due to lower groundwater volumes sold for water solutions as we shift our focus to towards providing more recycled produced water, as well as cost efficiency from electrification and other cost reduction efforts.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization and accretion expense slightly increased for the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Part II, Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $14.9 million for the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to a $6.2 million increase in stock-based compensation expense, which was $17.0 million and $10.8 million for the years ended December 31, 2024 and 2023, respectively. The remaining increase in G&A expenses during the year ended December 31, 2024 primarily related to higher compensation and benefits expenses related to higher headcount of $3.5 million, higher legal fees of $2.5 million, higher IT expenses of $1.0 million, higher office rent expense of $0.8 million primarily related to our corporate office lease which commenced in the third quarter of 2023 and $0.4 million in amortization expenses related to the implementation of our new enterprise resource planning system in the third quarter of 2024.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water, including expense related to the JIP. Total research and development expense slightly decreased for the year ended December 31, 2024 as compared to the prior year. Total research and development expense related to the JIP for the years ended December 31, 2024 and 2023 was $8.9 million and $6.4 million, respectively, which was shared equally among the alliance members. The decrease in total research and development expense for the year ended December 31, 2024, despite the year over year increase in JIP related research and development expense, is related to Coterra joining the JIP in 2024 and sharing in the expenses incurred to date.

Other Operating Expense (Income), Net

Other operating expense (income), net includes net gains and losses on asset sales, abandoned projects, transaction costs and other expenses. See Part II, Item 8. Financial Statements and Supplementary Data – Note 3. Additional Financial Statement Information and Note 5. Property, Plant and Equipment.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Interest on Debt Instruments	$34,481	$34,639
Amortization of Debt Issuance Costs	3,057	2,590
Interest on Finance Lease Obligations	40	—
Total Interest Expense	37,578	37,229
Less: Capitalized Interest	(1,345)	(4,376)
Interest Expense, Net	$36,233	$32,853

Total interest expense for the year ended December 31, 2024 increased as compared with the year ended December 31, 2023 primarily due to higher amortization of debt issuance costs as a result of an amendment to our Credit Facility in October 2023 and the related costs incurred. Interest expense, net for the year ended December 31, 2024 increased as compared with the year ended December 31, 2023 due to a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

The average outstanding debt balance for the year ended December 31, 2024 was $442.5 million compared with $444.8 million for the year ended December 31, 2023. The average interest rate on outstanding debt was 7.655% for the year ended December 31, 2024 as compared with 7.654% for the year ended December 31, 2023.

Income Tax Provision

Income tax expense included in our consolidated statements of operations for the years ended December 31, 2024 and 2023 is calculated based only on our allocable share of income of Solaris LLC, which is taxed as a partnership. See Part II, Item 8. Financial Statements and Supplementary Data – Note 11. Income Taxes for a discussion of our income tax provision and effective tax rate.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin Per Barrel are supplemental non-GAAP measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, they should not be considered in isolation or as a substitute for net income, gross margin or any other measures prepared under GAAP.

We use these non-GAAP measures as performance measures and believe this presentation is also used by investors and professional research analysts to assess the ability of our assets to generate sufficient cash to meet our business needs and return capital to equity holders, as well as for the comparison, rating and investment recommendations of companies within our industry. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are not measures of financial performance under GAAP and should not be considered as measures of liquidity or as alternatives to net income or gross margin. Adjusted EBITDA, Adjusted Operating Margin and Adjusted Operating Margin per Barrel as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income and other measures prepared in accordance with GAAP, such as gross margin, operating income or cash flows from operating activities.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan, as well as for comparative purposes within our industry. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt modification; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as litigation expenses, severance costs and amortization expense related to the implementation costs of our new enterprise resource planning system), less any gains on the sale of assets. Adjusted EBITDA is a non-GAAP financial measure.

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

We seek to maximize our Adjusted Operating Margin in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, power expenses for handling and treatment facilities, direct labor costs, chemical costs, water filtration expenses, workover expenses and repair and maintenance costs comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin incrementally benefits from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs and reduced power consumption.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and a reconciliation of gross margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023
Net Income	$60,178	$43,412
Interest Expense, Net	36,233	32,853
Income Tax Expense	10,341	7,494
Depreciation, Amortization and Accretion	79,159	76,632
Abandoned Well Costs	518	1,303
Stock-Based Compensation	18,189	11,569
Abandoned Projects	1,537	216
Loss (Gain) on Disposal of Asset, Net	102	(2,606)
Transaction Costs	997	802
Research and Development Expense	3,034	3,120
Change in Payables Related to Tax Receivable Agreement Liability	229	413
Litigation Expenses	1,580	222
Other	(212)	(458)
Adjusted EBITDA	$211,885	$174,972

Total Revenue	$435,444	$392,118
Cost of Revenue	(257,555)	(254,605)
Gross Margin	177,889	137,513
Depreciation, Amortization and Accretion	79,159	76,632
Adjusted Operating Margin	$257,048	$214,145
Total Volumes (thousands of barrels)	566,547	544,647
Adjusted Operating Margin/Barrel	$0.45	$0.39

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

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs and payment of contractual obligations, including debt and working capital obligations. When appropriate, we may enhance shareholder returns by returning capital to shareholders, such as through dividends and share buybacks (to the extent determined by our Board), subject to any legal requirements, restrictions in our debt and other factors described under Our Dividend and Distribution Policy in Part II, Item 5. Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under the Credit Facility or accessing the capital markets. We believe that our cash flows, availability under our Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

On December 31, 2024, the performance period ended for 107,225 PSUs previously issued. Each PSU was converted into 1.57 shares representing 168,742 shares of Class A common stock that were issued in February 2025.

As of December 31, 2024, we had a cash balance of $28.7 million and working capital, defined as current assets less current liabilities, of $22.8 million. We had $400.0 million face value of Notes outstanding and $44.0 million outstanding under our Credit Facility, with $302.7 million of availability under our Credit Facility. As of December 31, 2024, we were in compliance with all the covenants under our Credit Facility and the indenture governing the Notes.

As of February 24, 2025, we had $62.0 million of outstanding borrowings under our Credit Facility at a weighted average interest rate of 7.15%. The borrowings are primarily being used to fund our capital program.

Dividends and Distributions

Dividends reflect our confidence that we can return cash to our shareholders while also continuing to invest in high-return growth projects and manage our balance sheet. Our infrastructure, scale, and customer base will allow us to balance attractive reinvestment opportunities with a conservative balance sheet and consistent return of capital to shareholders. Dividends are also paid on unvested shares of restricted stock and restricted stock units, as well as vested but not issued restricted stock units. Dividends accrue on performance-based restricted stock units and are paid upon vesting.

Our Board of Directors declared a dividend of $0.09 per share for the first quarter of 2024 and a dividend of $0.105 per share for each of the second, third and fourth quarters of 2024 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for the first quarter, and a distribution of $0.105 per unit was paid to unit holders of Solaris LLC for each of the second, third and fourth quarters of 2024. The 2024 quarterly dividends and distributions declared totaled $24.9 million, of which $24.6 million was paid during the year ended December 31, 2024. The difference between declarations and cash payments during 2024 was related to the dividends accrued for unvested performance-based restricted stock units

On February 26, 2025, our Board declared a dividend on our Class A common stock for the first quarter of 2025 of $0.14 per share. In conjunction with the dividend payment, a distribution of $0.14 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 27, 2025 to holders of record of our Class A common stock as of the close of business on March 13, 2025. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $178.9 million for the year ended December 31, 2024 as compared with $183.9 million for the year ended December 31, 2023. Net cash provided by operating activities had a net decrease year over year, primarily as a result of changes in working capital items, other than cash, which included a net increase of $6.7 million and $43.8 million for the years ended December 31, 2024 and 2023, respectively, related to improved collections timing on accounts receivables balances. Additionally, in relation to working capital changes during the years ended December 31, 2024 and 2023, there was a $10.4 million change in accounts payable activity year over year, primarily as a result of lower property, plant and equipment expenditures incurred in 2024, partially offset by higher changes in other receivables activity during the year ended December 31, 2023 as a result of higher insurance and JIP related receivables incurred during the year ended December 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $145.6 million for the year ended December 31, 2024 as compared with $149.6 million for the year ended December 31, 2023. Expenditures for property plant and equipment were $100.0 million for the year ended December 31, 2024, as compared with $169.7 million for the year ended December 31, 2023. The decrease in expenditures during the year ended December 31, 2024 was a result of lower capital spending required to accommodate our long-term contracted customers. The year ended December 31, 2024 includes $46.1 million cash paid for the acquisition of surface acreage, and the year ended December 31, 2023 includes $20.1 million in cash proceeds related to an asset sale. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4. Acquisitions and Note 5. Property, Plant and Equipment for more information.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $9.7 million for the year ended December 31, 2024 and included $18.0 million in net Credit Facility proceeds. Also included is $24.6 million in cash dividends and distributions paid and $3.6 million treasury stock repurchases related to tax withholding on stock awards that vested. Net cash used in financing activities for the year ended December 31, 2024 also included an $8.8 million insurance premium financing agreement entered into in November 2024, partially offset by $7.8 million in payments related to the current and prior insurance financing agreements.

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

Accordingly, we work proactively with our customers to anticipate their future needs for water handling and recycling assets to support their activities. For 2025, we expect our capital expenditures will be between approximately $85.0 million to $105.0 million, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

Debt Agreements

Credit Facility

Our amended and restated credit agreement (as it may be amended and/or restated from time to time, the “Credit Agreement”) provides for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, with a springing maturity of 91 days ahead of the Notes’ due date of April 1, 2026 in the event the Notes are voluntarily redeemed, repurchased, refinanced or otherwise retired in full prior to such springing maturity date, (iii) loans made under our revolving credit facility (the “Credit Facility”) and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage ratio covenant of 2.50 to 1.00.

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

The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of December 31, 2024, we were in compliance with all covenants under the Credit Facility.

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

Our KPI under our Sustainability-Linked Bond Framework was to increase recycled produced water sold and reduce groundwater withdrawals sold expressed as a percentage of barrels of recycled produced water sold per year divided by total barrels of water sold per year (the “Recycling KPI”). Our Recycling KPI was designed to reduce groundwater withdrawal for water intensive industrial operations in the water stressed Permian Basin by increasing our sales of recycled produced water. Our Sustainability Performance Target (as defined in the indenture governing the Notes) was to increase our annual Recycling KPI to 60% by 2022 from a 2020 baseline of 42.1%, with an observation date of December 31, 2022.

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

We were in compliance with all covenants under the indenture governing the Notes as of December 31, 2024.

Insurance Premium Financing

In the fourth quarter of 2024, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $8.8 million. Under the terms and provisions of the agreement, the insurance premium financing is repayable in 11 monthly installments of principal and interest through September 2025, at a weighted-average annual percentage rate of 6.99%. As of December 31, 2024, the remaining balance was $6.7 million and is included in “Insurance Premium Financing Liability” on the consolidated balance sheet.

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million, at a weighted-average annual percentage rate of 7.49% and similar terms to the insurance premium financing described above. This insurance premium financing was fully repaid as of September 30, 2024.

Tax Receivable Agreement

At the closing of the IPO, we entered into the TRA with the TRA Holders. The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred tax asset balances at December 31, 2024 and 2023. As of December 31, 2024 and 2023, the estimated TRA liability totaled $98.9 million and $98.3 million, respectively. The increase to the TRA liability is due to the redemption of Class B common shares to Class A common shares, which increased the liability by $0.4 million, and a state tax rate change, which increased the liability by $0.2 million.

We expect to fund any payments related to annual tax savings with cash on hand or cash from operations that would otherwise have been used by us to pay taxes. In addition, such payments will only be made to the extent we are able to realize actual tax savings, and generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the TRA generally will accrue interest.

If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make a substantial, immediate lump-sum payment (or “early termination payment”) under the terms of the TRA, which can be significantly impacted by the closing price of our Class A shares on the applicable termination date or change of control date.

Other Commitments

In the normal course of business, we enter into certain short-term purchase obligations and commitments for products and services, primarily related to purchases of pipe, pumps and other components. As of December 31, 2024, we had purchase obligations and commitments of approximately $5.1 million due in the next twelve months.

In 2023, we entered into an agreement with an unaffiliated water disposal company to dispose a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted, and not including annual CPI adjustments. We began delivering produced water under this agreement in June 2023. As of December 31, 2024, the remaining minimum commitment was $22.4 million, undiscounted. See Part II, Item 8. Financial Statements and Supplementary Data – Note 13. Commitments and Contingencies for more information.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting water operations. These agreements do not meet the definition of a lease under ASC Topic 842. As of December 31, 2024, the minimum royalty payments associated with these contracts are as follows: $3.7 million for 2025, $11.3 million for 2026, $1.4 million for 2027, $1.4 million for 2028 and $1.7 million for 2029.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. In May 2024, we extended the fixed price power purchase contact through April 2028. As of December 31, 2024, the minimum commitment under the contract is $5.8 million for 2025, $7.9 million for 2026, $7.9 million for 2027 and $3.1 million for 2028.

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

For the years ended December 31, 2024 and 2023, we recognized abandoned well costs of $0.5 million and $1.3 million, respectively, and did not record any long-lived asset impairment expense.

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

We performed our annual goodwill impairment test using qualitative factors during the fourth quarter of 2024 and concluded there were no new impairment triggering events as of and for the year ended December 31, 2024. As such, there was no goodwill impairment as of December 31, 2024.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the consolidated financial statements. We have reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We report income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of other expense. For the years ended December 31, 2024 and 2023, no such amounts were recorded.

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

TRA Liability

In connection with the IPO, we entered into a TRA which generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis that occur as a result of our acquisition or Solaris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Solaris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. The estimated TRA liability totaled $98.9 million as of December 31, 2024.

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

Therefore, the balance of the TRA liability resulting from the IPO and the subsequent redemptions of Solaris LLC units to Class A common stock during the years ended December 31, 2024 and 2023, which were recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings. Any changes in the balance of the TRA liability related to the IPO and subsequent redemptions of Solaris LLC units to Class A common stock will be recorded as adjustments to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future redemptions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of December 31, 2024, we had $44.0 million of outstanding borrowings under our Credit Facility at a weighted-average interest rate of 7.408%. The outstanding borrowings under our Credit Facility generally bear a rate of interest at the SOFR plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility at December 31, 2024 would increase our annual interest expense by approximately $0.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Aris Water Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aris Water Solutions, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 27, 2025

Aris Water Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)	December 31,	December 31,
	2024	2023
Assets
Cash	$28,673	$5,063
Accounts Receivable, Net	63,016	59,393
Accounts Receivable from Affiliate	12,016	22,963
Other Receivables	13,829	12,767
Prepaids and Deposits	10,418	8,364
Total Current Assets	127,952	108,550
Fixed Assets
Property, Plant and Equipment	1,188,781	1,041,703
Accumulated Depreciation	(160,176)	(121,989)
Total Property, Plant and Equipment, Net	1,028,605	919,714
Intangible Assets, Net	195,223	232,277
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	13,449	22,634
Operating Lease Right-of-Use Assets, Net	15,016	16,726
Other Assets	5,284	5,995
Total Assets	$1,420,114	$1,340,481
Liabilities and Stockholders' Equity
Accounts Payable	$20,182	$25,925
Payables to Affiliate	941	894
Insurance Premium Financing Liability	6,725	5,463
Accrued and Other Current Liabilities	77,339	64,416
Total Current Liabilities	105,187	96,698
Long-Term Debt, Net of Debt Issuance Costs	441,662	421,792
Asset Retirement Obligations	21,865	19,030
Tax Receivable Agreement Liability	98,781	98,274
Other Long-Term Liabilities	17,335	16,794
Total Liabilities	684,830	652,588
Commitments and Contingencies (see Note 13)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 31,516,468 issued and 30,857,526 outstanding as of December 31, 2024; 30,669,932 issued and 30,251,613 outstanding as of December 31, 2023	314	306
Class B Common Stock $0.01 par value, 180,000,000 authorized, 27,493,565 issued and outstanding as of December 31, 2024; 27,543,565 issued and outstanding as of December 31, 2023	274	275
Treasury Stock (at Cost), 658,942 shares as of December 31, 2024; 418,319 shares as of December 31, 2023	(8,988)	(5,133)
Additional Paid-in-Capital	343,342	328,543
Retained Earnings (Accumulated Deficit)	13,676	(87)
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	348,618	323,904
Noncontrolling Interest	386,666	363,989
Total Stockholders' Equity	735,284	687,893
Total Liabilities and Stockholders' Equity	$1,420,114	$1,340,481

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)	Year Ended December 31,
	2024	2023	2022
Revenue
Produced Water Handling	$226,089	$195,207	$151,360
Produced Water Handling — Affiliate	119,263	102,322	93,107
Water Solutions	62,942	66,625	60,672
Water Solutions — Affiliate	18,057	25,611	15,156
Other Revenue	9,093	2,353	706
Total Revenue	435,444	392,118	321,001
Cost of Revenue
Direct Operating Costs	178,396	177,973	139,480
Depreciation, Amortization and Accretion	79,159	76,632	67,524
Total Cost of Revenue	257,555	254,605	207,004
Operating Costs and Expenses
Abandoned Well Costs	518	1,303	15,771
General and Administrative	65,315	50,454	45,220
Impairment of Long-Lived Assets	—	—	15,597
Research and Development Expense	3,034	3,120	691
Other Operating Expense (Income), Net	2,269	(1,230)	2,212
Total Operating Expenses	71,136	53,647	79,491
Operating Income	106,753	83,866	34,506
Other Expense
Interest Expense, Net	36,233	32,853	29,185
Other	1	107	—
Total Other Expense	36,234	32,960	29,185
Income Before Income Taxes	70,519	50,906	5,321
Income Tax Expense	10,341	7,494	524
Net Income	$60,178	$43,412	$4,797
Net Income Attributable to Noncontrolling Interest	33,321	24,524	3,097
Net Income Attributable to Aris Water Solutions, Inc.	$26,857	$18,888	$1,700

Net Income Per Share of Class A Common Stock
Basic	$0.81	$0.59	$0.04
Diluted	$0.81	$0.59	$0.04
Weighted Average Shares of Class A Common Stock Outstanding
Basic	30,575,739	30,037,681	24,070,934
Diluted	30,877,637	30,037,681	24,146,215

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2024	2023	2022
Cash Flow from Operating Activities
Net Income	$60,178	$43,412	$4,797
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Deferred Income Tax Expense	8,689	7,299	466
Depreciation, Amortization and Accretion	79,159	76,632	67,524
Stock-Based Compensation	18,189	11,569	12,034
Impairment of Long-Lived Assets	—	—	15,597
Abandoned Well Costs	518	1,303	15,771
Loss (Gain) on Disposal of Assets, Net	102	(2,606)	478
Abandoned Projects	1,537	216	72
Amortization of Debt Issuance Costs, Net	2,949	2,280	2,143
Change in Payables Related to Tax Receivable Agreement Liability	229	413	—
Other	1,060	93	623
Changes in Operating Assets and Liabilities
Accounts Receivable	(4,202)	20,716	(38,811)
Accounts Receivable from Affiliate	10,947	23,104	(25,838)
Other Receivables	(859)	(9,648)	(838)
Prepaids and Deposits	(2,865)	(2,559)	238
Accounts Payable	(6,506)	3,937	1,903
Payables to Affiliates	47	(2,127)	1,522
Accrued Liabilities and Other	9,704	9,839	12,532
Net Cash Provided by Operating Activities	178,876	183,873	70,213
Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(99,985)	(169,736)	(146,525)
Cash Paid for Asset Acquisitions	(46,104)	—	(5,100)
Proceeds from the Sale of Property, Plant and Equipment	519	20,154	14,700
Net Cash Used in Investing Activities	(145,570)	(149,582)	(136,925)
Cash Flow from Financing Activities
Dividends and Distributions Paid	(24,559)	(21,429)	(24,465)
Repurchase of Shares	(3,584)	(1,363)	(2,756)
Repayment of Credit Facility	(86,000)	(118,000)	—
Proceeds from Credit Facility	104,000	109,000	35,000
Payment of Debt Issuance Costs Related to Credit Facility	—	(3,942)	—
Proceeds from Insurance Premium Financing	8,779	6,636	—
Payment of Insurance Premium Financing	(7,779)	(1,252)	—
Payment of Finance Leases	(553)	—	—
Net Cash (Used in) Provided by Financing Activities	(9,696)	(30,350)	7,779
Net Increase (Decrease) in Cash	23,610	3,941	(58,933)
Cash, Beginning of Year	5,063	1,122	60,055
Cash, End of Year	$28,673	$5,063	$1,122

Supplementary Cash Flow Data
Cash Paid for Interest, Net of Amount Capitalized	$33,141	$29,598	$25,933
Cash Paid for Income Taxes	618	97	6

The accompanying notes are an integral part of these consolidated financial statements

Aris Water Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)	Class A		Class B		Additional			Retained Earnings	Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interests	Equity
Balance at December 31, 2021	$218	21,858,022	$317	31,716,104	$212,926	$(135)	10,191	$(457)	$389,670	$602,539
Class A Shares Issued for Acquisitions	35	3,451,100	-	-	55,801	-	-	-	16,763	72,599
Redemption of Class B Shares for Class A Shares	41	4,140,585	(41)	(4,140,585)	52,433	-	-	-	(52,433)	-
Stock-based Compensation Expense	6	666,272	-	-	9,843	-	-	-	2,185	12,034
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(23,970)	-	-	-	-	(23,970)
Deferred Tax Assets Acquired	-	-	-	-	12,512	-	-	-	-	12,512
Dividends and Distributions ($0.36 per share or unit)	-	-	-	-	-	-	-	(8,965)	(11,703)	(20,668)
Purchase of Treasury Stock	-	-	-	-	-	(2,756)	186,571	-	-	(2,756)
Net Income	-	-	-	-	-	-	-	1,700	3,097	4,797
Balance at December 31, 2022	$300	30,115,979	$276	27,575,519	$319,545	$(2,891)	196,762	$(7,722)	$347,579	$657,087
Redemption of Class B Shares for Class A Shares	1	31,954	(1)	(31,954)	410	-	-	-	(410)	-
Stock-based Compensation Expense	5	521,999	-	-	9,070	-	-	-	2,494	11,569
Decrease in TRA Liability Related to Share Redemption, Net	-	-	-	-	119	-	-	-	-	119
Deferred Tax Liabilities Acquired, Net	-	-	-	-	(491)	-	-	-	-	(491)
Dividends and Distributions ($0.36 per share or unit)	-	-	-	-	-	-	-	(11,253)	(10,309)	(21,562)
Purchase of Treasury Stock	-	-	-	-	(110)	(2,242)	221,557	-	111	(2,241)
Net Income	-	-	-	-	-	-	-	18,888	24,524	43,412
Balance at December 31, 2023	$306	30,669,932	$275	27,543,565	$328,543	$(5,133)	418,319	$(87)	$363,989	$687,893
Redemption of Class B Shares for Class A Shares	1	50,000	(1)	(50,000)	710	-	-	-	(710)	-
Stock-based Compensation Expense	7	796,536	-	-	15,015	-	-	-	3,167	18,189
Increase in TRA Liability Related to Share Redemption, Net	-	-	-	-	(411)	-	-	-	-	(411)
Deferred Tax Liabilities Acquired, Net	-	-	-	-	(497)	-	-	-	-	(497)
Tax-Related Partnership Distribution Payable	-	-	-	-	-	-	-	-	(1,340)	(1,340)
Dividends and Distributions ($0.405 per share or unit)	-	-	-	-	-	-	-	(13,094)	(11,779)	(24,873)
Purchase of Treasury Stock	-	-	-	-	(18)	(3,855)	240,623	-	18	(3,855)
Net Income	-	-	-	-	-	-	-	26,857	33,321	60,178
Balance at December 31, 2024	$314	31,516,468	$274	27,493,565	$343,342	$(8,988)	658,942	$13,676	$386,666	$735,284

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

Amended and Restated Solaris LLC Agreement

On October 26, 2021, in connection with the IPO, the Solaris LLC Agreement was amended and restated (as so amended and restated, the “Solaris LLC Agreement”).

In accordance with the terms of the Solaris LLC Agreement, the holders of Solaris LLC units generally have the right to exchange their Solaris LLC units (and a corresponding number of shares of our Class B Common Stock), for shares of our Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each Solaris LLC unit (and corresponding share of Class B Common Stock) exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications.

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

During the years ended December 31, 2024, 2023 and 2022, 50,000, 31,954 and 4,140,585 Solaris LLC units were converted (together with an equal number of shares of our Class B common stock) into shares of our Class A common stock, respectively. As of December 31, 2024, we own approximately 53% of Solaris LLC.

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

Consolidation

We have determined that the members with equity at risk in Solaris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Solaris LLC’s economic performance; therefore, Solaris LLC is considered a variable interest entity (“VIE”). As the managing member of Solaris LLC, we operate and control all of the business and affairs of Solaris LLC, as well as have the obligation to absorb losses and the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Solaris LLC.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for credit losses. Accounts receivable are generally due within 60 days or less. Management determines the measurement of all expected credit losses for accounts receivable held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As of December 31, 2024 and 2023, the allowance for credit losses totaled zero. The “Accounts Receivable, Net” and “Accounts Receivable from Affiliate” balances were $81.7 million and $46.0 million, respectively, as of January 1, 2023.

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

For some contracts, we are entitled to shortfall payments if a customer does not deliver a contractually minimum volume of water for handling over a certain period. In these cases, we recognize volumes and the revenue for the difference between the physical volumes handled and the contractual minimum. Moreover, some contracts also have a mechanism that allows for shortfalls to be made up over a limited period of time. We had no long-term contract liabilities related to these contracts as of December 31, 2024 and 2023.

As part of our water processing activities, we aggregate and sell recovered crude oil, also known as skim oil. Included in our Produced Water Handling revenues is skim oil sales revenue, which is recognized when custody is transferred to the purchaser and sold at market rates, net of marketing costs. For the years ended

December 31, 2024, 2023 and 2022, we recognized $41.9 million, $31.0 million and $24.7 million in skim oil sales revenue, respectively.

For contracts that involve sales of recycled produced water and groundwater, revenue is recognized at a point in time, based on when control of the product is transferred to the customer.

For contracts that involve construction or services provided to customers, we have determined the performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits provided by performance of services, and revenue is recognized as the services are performed. We allocate the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, or at fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful service lives of the assets, as noted below:

Pipelines	30-50	years
Wells, Facilities, Water Ponds	25-30	years
Site Improvements and Other	15-30	years
Machinery and Equipment	15	years
Vehicles, Computers and Office Furniture	5-10	years

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

The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates, credit-adjusted risk-free rate and facilities lives. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent adjustments in the cost estimate are reflected as revisions to the liability, and the amounts continue to be amortized over the useful life of the related asset. See Note 7. Asset Retirement Obligations.

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

We performed our annual goodwill impairment test using qualitative factors during the fourth quarter of 2024 and concluded there were no new impairment triggering events as of and for the year ended December 31, 2024. As such, there was no goodwill impairment as of December 31, 2024.

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

Additional Fair Value Disclosures

The fair value of our Senior Sustainability-Linked Notes, which are fixed-rate debt, is estimated based on the published market prices for the same or similar instruments. Management has designated this measurement as Level 2. The fair value of our Credit Facility approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to us. Management has designated this measurement as Level 3. See Note 9. Debt.

Fair value information regarding our debt is as follows:

(in thousands)	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Sustainability-Linked Notes	$400,000	$400,516	$400,000	$405,090
Credit Facility	$44,000	$44,000	$26,000	$26,000

The carrying values of our financial instruments, consisting of cash, accounts receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Treasury Stock

Purchase of treasury stock represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of Class A common stock issued under our equity incentive plan (the “2021 Equity Incentive Plan”). We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in shareholders’ equity in the consolidated balance sheets. In connection with the assets acquired from Delaware Energy, as discussed below, certain shares of our Class A common stock issued to the seller were held in escrow and released to us under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. Upon release and return of these shares, they were recorded at their fair market value at the date of receipt. See Note 4. Acquisitions and Note 12. Stockholders’ Equity for more information.

Transaction Costs

Transaction costs are comprised of acquisition-related expenses and are included in “Other Operating Expense (Income), Net.”

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

Income Taxes

Income tax expense included in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 is calculated based only on our allocable share of income (loss) of Solaris LLC, which is taxed as a partnership. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Our policy is to recognize accrued interest and penalties related to uncertain tax positions in “Other” expense in the consolidated statements of operations. At December 31, 2024 and 2023, there were no liabilities recorded for payment of interest and penalties associated with uncertain tax positions. See Note 11. Income Taxes.

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

Earnings Per Share Attributable to Aris Inc.

We use the two-class method to give effect to participating securities in periods in which there is net income. Basic earnings per share (“EPS”) of our Class A common stock is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A common stock includes the effect of outstanding common stock equivalents, except in periods in which there is a net loss. In the event of a net loss, we exclude the effect of outstanding common stock equivalents from the calculation of diluted EPS as the inclusion would be anti-dilutive.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company as one consolidated operating and reportable segment.

We view our operations and manage the business as one operating segment, as the assets support all revenue streams. We manage our business through a single operating segment comprising two primary revenue streams, Produced Water Handling and Water Solutions. Our Produced Water Handling revenue is driven by the volumes of produced water we gather from our customers, and our Water Solutions revenue is driven by the quantities of recycled produced water and groundwater delivered to our customers to support their well completion activities in the Permian Basin. The CODM assesses performance for the entire Company and decides how to allocate resources based on consolidated net income that also is reported on the consolidated statements of operations as consolidated net income. The CODM also uses results based on consolidated net income to evaluate income generated from segment assets in deciding how to allocate resources. Results based on consolidated net income are used to monitor budget versus actual results. We do not have intra-entity sales or transfers. The measure of segment assets is reported on the balance sheet as total consolidated assets, and all of our assets reside in the United States. Significant expenses provided to and reviewed by the CODM primarily include Direct Operating Costs and General and Administrative Expenses, which are included on the consolidated statements of operations. Since we operate as one consolidated operating and reportable segment, all financial information required by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, can be found in the accompanying financial statements.

Leases

We determine whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains an operating or finance lease, at the commencement date, we record a Right-of-Use Asset and a corresponding lease liability based on the present value of the minimum lease payments.

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

Collaborative Arrangements

In November 2022, we announced that we had entered into a Joint Industry Project (the “JIP”) with Chevron U.S.A. Inc. and ConocoPhillips to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. In January 2023, ExxonMobil Corporation joined the JIP, and in July 2024, Coterra Energy Inc. joined the JIP. We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of Chevron U.S.A., ConocoPhillips, ExxonMobil and Coterra Energy Inc (collectively with us, the “alliance members”).

The JIP is accounted for as a collaborative arrangement pursuant to Accounting Standards Codification 808, “Collaborative Arrangements” (“ASC 808”), as the arrangement involves a joint operating activity pursuant to which Aris Inc. is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy. We have concluded that ASC 730, “Research and Development,” should be applied to the JIP.

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

For the years ended December 31, 2024, 2023 and 2022, we incurred $8.9 million, $6.4 million and $0.1 million, respectively, in total research and development expenses relating to the JIP, which was offset by $7.4 million, $4.8 million and $68 thousand, respectively, in amounts due from the other alliance members for reimbursement of these shared costs and is included in “Research and Development Expense” on the consolidated statements of operations. As of December 31, 2024 and 2023, we recorded $0.2 million and $1.4 million, respectively, due from the other alliance members for reimbursement of shared costs in “Other Receivables” on the consolidated balance sheet and $0.4 million and $1.1 million, respectively, in related advance billings included in “Accrued and Other Current Liabilities” on the consolidated balance sheet. See Note 3. Additional Financial Statement Information.

Cloud Computing Arrangements

During the fourth quarter of 2023, we began the process of implementing a new enterprise resource planning system. Based on the provisions of ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, we may capitalize certain implementation costs associated with hosting arrangements that are service contracts. The capitalized costs are amortized over the term of the hosting arrangement, commencing when the capitalized asset is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Accordingly, we capitalized a total of $2.3 million in implementation costs incurred during the development phase and began amortizing such costs in the third quarter of 2024. We amortized $0.4 million of implementation costs during the year ended December 31, 2024, which are included in “General and Administrative” expenses on the consolidated statements of operations. As of December 31, 2024, $1.9 million of implementation costs remain to be amortized, of which $0.8 million and are included in “Prepaids and Deposits” and $1.1 million are included in “Other Assets” on the consolidated balance sheet.

Financing Receivable

In the third quarter of 2024, we finalized an agreement with a third party to construct and operate a water separation facility on its behalf. The amount due for the construction costs is treated as a financing receivable and is reported on our consolidated balance sheet at its amortized cost. The amortized cost basis is the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, or other adjustments. Interest income is recognized based on the contractual rate in the loan agreement and any premium/discount is amortized to interest income using the effective interest rate method.

As of December 31, 2024, the remaining discounted balance due from the third party was $3.2 million and is included in “Other Receivables” on the consolidated balance sheet. Income related to services performed to operate the facility is recorded in “Other Revenues.” The Company does not currently maintain a loan loss allowance as it does not anticipate future losses.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for annual periods beginning after December 15, 2023 and should be applied prospectively. We adopted this accounting pronouncement in

January 2024, and other than the required disclosures, adopting this accounting standard did not have a material impact on the consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04 Liabilities-Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations. Amendments in this update require annual and interim disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments do not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. The amendments are effective retrospectively for fiscal years beginning after December 15, 2022, except for the rollforward requirements, which are effective for fiscal years beginning after December 15, 2023. We adopted this accounting pronouncement, except for the disclosure of rollforward activity, in December 2023, in connection with the execution of a short-term agreement to finance certain insurance premiums. We adopted the rollforward requirements in December 2024. See Note 9. Debt.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. Additionally, the amendments also require more granular disclosure regarding total selling expenses and an entity's definition of those expenses. This ASU was updated in January 2025, under ASU 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify that this ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 and may be applied prospectively or retrospectively. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

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

3.Additional Financial Statement Information

Balance Sheet

Other Balance Sheet information is as follows:

(in thousands)	December 31,	December 31,
	2024	2023
Other Receivables
Insurance and Third Party Receivables for Remediation Expenses	$5,149	$4,064
Reimbursable Research and Development Receivable	207	1,450
Property Insurance Receivable	2,337	4,000
Financing Receivable	3,242	—
Reimbursable Projects	2,894	3,253
Total Other Receivables	$13,829	$12,767

Prepaids and Deposits
Prepaid Insurance	$7,257	$5,494
Other Prepaids and Deposits	3,161	2,870
Total Prepaids and Deposits	$10,418	$8,364

Accrued and Other Current Liabilities
Accrued Operating Expense	$28,897	$33,491
Accrued Capital Costs	4,023	3,812
Accrued Interest	8,067	8,510
Accrued Compensation	12,651	10,118
Accrued General and Administrative Expense	2,244	1,030
Sales Tax Payable	12,721	1,645
Operating Lease Liabilities	1,568	1,676
Finance Lease Liabilities	571	—
Contingent Consideration Liability	1,024	1,221
Advance Billings for Reimbursable Research and Development Expense	431	1,120
Tax-Related Partnership Distribution Payable	1,340	—
Other	3,802	1,793
Total Accrued and Other Current Liabilities	$77,339	$64,416

Other Long-Term Liabilities
Noncurrent Operating Lease Liabilities	$14,040	$14,716
Noncurrent Finance Lease Liabilities	1,747	—
Contingent Consideration Liability	1,548	2,078
Total Other Long-Term Liabilities	$17,335	$16,794

Statement of Operations

Other Statement of Operations information is as follows:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Depreciation, Amortization and Accretion
Depreciation - Property, Plant and Equipment	$40,566	$37,859	$30,254
Amortization - Intangible Assets	37,053	37,569	36,735
Accretion of Asset Retirement Obligations	1,369	1,204	535
Amortization of Finance Right-of-Use Assets	171	—	—
Total Depreciation, Amortization and Accretion	$79,159	$76,632	$67,524

Other Operating Expense (Income), Net
Loss (Gain) on Disposal of Asset, Net	$102	$(2,606)	$478
Transaction Costs	997	802	1,520
Abandoned Projects	1,537	$216	$72
Other	(367)	358	142
Total Other Operating Expense (Income), Net	$2,269	$(1,230)	$2,212

Interest Expense, Net
Interest on Debt Instruments	$34,481	$34,639	$31,609
Amortization of Debt Issuance Costs	3,057	2,590	2,440
Interest on Finance Lease Obligations	40	—	—
Total Interest Expense	37,578	37,229	34,049
Less: Capitalized Interest	(1,345)	(4,376)	(4,864)
Total Interest Expense, Net	$36,233	$32,853	$29,185

Significant Customers

Customers that comprised more than 10% of our total revenue are as follows:

	Year Ended December 31,
	2024	2023	2022
ConocoPhillips	32%	33%	34%
Chevron U.S.A. Inc.	21%	18%	11%
Mewbourne Oil Company	** %	11%	12%

**	Revenue was less than 10% of total revenue.

As of December 31, 2024, ConocoPhillips accounted for 16% and Chevron U.S.A. Inc. accounted for 34% of accounts receivable. As of December 31, 2023, ConocoPhillips accounted for 28% and Chevron U.S.A. Inc. accounted for 27% of accounts receivable.

Supplemental Non-Cash Disclosure

Significant non-cash activity for the years ended December 31, 2024, 2023 and 2022 is discussed in the following locations:

Non-Cash Item	Location
Non-Cash Investing and Financing Activities:
Shares of Class A Common Stock Issued in Acquisition	Note 4. Acquisitions
Accrued Additions to Property, Plant and Equipment	Note 5. Property, Plant and Equipment
Asset Retirement Obligations	Note 7. Asset Retirement Obligations
Increase in TRA Liability Related to Share Redemption	Note 8. TRA Liability
Right-of-Use Assets Obtained in Exchange for Operating and Finance Lease Liabilities, Net	Note 10. Leases
Treasury Stock Reimbursement	Note 12. Stockholders' Equity

4.Acquisitions

Surface Acreage Acquisition

In November 2024, we purchased approximately 45,000 surface acres (unaudited) and site improvements (referred to as the “McNeill Ranch Acquisition”) in New Mexico and Texas for total cash consideration of $46.1 million, inclusive of transaction costs, to secure potential disposal capacity for long-term growth. This purchase was considered an asset acquisition, and the allocation of assets consisted of $43.2 million to land and $2.9 million to site improvements and other.

Crosstek Acquisition

In February 2025, we acquired intellectual property rights and assets from Crosstek Membrane Technology LLC to help us accelerate our entry into broader industrial markets, including industrial water and wastewater treatment. In connection with the closing and as consideration for the business, we paid the seller $2.0 million in cash and included sales-based contingent consideration with a cap of $1.0 million to be paid over a four-year contractual period.

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

The following table sets forth our purchase price allocation:

(in thousands, except share and per share amounts)
Equity Consideration
Number of Class A Shares Issued (1)	3,365,907
Fair Value Per Share on Transaction Closing Date	$21.16
Total Fair Value of Equity Consideration	$71,223
Fair Value of Contingent Consideration (2)	3,899
Total Fair Value of Consideration	$75,122

Purchase Price Allocation
Produced Water Handling Facilities	$72,736
Gathering Systems and Pipelines	2,716
Total Fair Value of Property Acquired	75,452
Less: ARO Liabilities Assumed	(330)
Total Purchase Price Allocation	$75,122

(1)	A portion of these shares were held in escrow and released pursuant to the terms and conditions of the asset purchase agreement with Delaware Energy. During the years ended December 31, 2024 and 2023, 23,107 and 85,471, respectively, of these shares were released and returned to the Company for the reimbursement of certain post-acquisition workover costs. As of March 31, 2024, there were no remaining shares left in escrow. See Note 12. Stockholders’ Equity for further details.
(2)	As of December 31, 2024 and 2023, liabilities for contingent consideration of $1.0 million and $1.2 million, respectively, are included in “Accrued and Other Current Liabilities,” on the consolidated balance sheet, and liabilities for contingent consideration of $1.5 million and $2.1 million, respectively, are included in “Other Long-Term Liabilities,” on the consolidated balance sheet.

Contemporaneously with the issuance of the shares of Class A common stock to Delaware Energy, Solaris LLC issued 3,365,907 Solaris LLC units to Aris Inc.

Water Standard Asset Acquisition

In October 2022, we acquired certain intellectual property rights and related proprietary treatment technologies and assets from Water Standard Management (US), Inc. (“Water Standard”) that will support and accelerate the advanced treatment and beneficial reuse of produced water in the Permian Basin. In connection with the closing and as consideration for the assets, we issued the seller 85,193 shares of our Class A common stock, which was valued on the acquisition date at $16.16 per share for total equity consideration of $1.4 million. We also paid the seller $1.2 million in cash for total consideration of $2.6 million. Contemporaneously with the issuance of the shares of Class A common stock to the seller, Solaris LLC issued 85,193 Solaris LLC units to Aris Inc.

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

PP&E consists of the following:

(in thousands)	December 31,	December 31,
	2024	2023
Wells, Facilities, Water Ponds and Related Equipment	$626,182	$561,059
Pipelines	460,455	427,528
Vehicles, Equipment, Site Improvements and Other	30,375	24,496
Assets Subject to Depreciation	1,117,012	1,013,083
Land	43,618	463
Projects and Construction in Progress	28,151	28,157
Total Property, Plant and Equipment	1,188,781	1,041,703
Accumulated Depreciation	(160,176)	(121,989)
Total Property, Plant and Equipment, Net	$1,028,605	$919,714

Accrued PP&E additions totaled $14.2 million, $13.1 million and $26.4 million at December 31, 2024, 2023 and 2022, respectively.

Assets Sold and Asset Impairment

During the third quarter of 2023, we closed the sale of certain assets and received cash consideration of $20.1 million. We recorded a gain of $2.6 million, which is included in “Other Operating Expense (Income), Net” in the consolidated statements of operations for the year ended December 31, 2023. No impairment was recorded during the year ended December 31, 2023.

During the first quarter of 2022, management committed to a plan to sell certain assets located in the Midland Basin and determined that these assets met all the criteria for classification as assets held for sale. These assets were re-measured at their fair values less costs to sell, which resulted in the recognition of pre-tax impairment expense of $15.6 million during the first quarter of 2022. We estimated the fair value of the assets using indicative bids, which were representative of a Level 2 fair value measurement, and we ceased recording depreciation on the assets. During the third quarter of 2022, we closed the sale of these assets for proceeds of $7.4 million and recorded a gain of $0.1 million. We also disposed of other assets during the year ended December 31, 2022 for which we received $7.3 million in cash and recognized a de minimis gain.

Abandoned Assets

Total abandonment expense for the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $1.3 million and $15.8 million, respectively, and primarily related to the following:

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

Abandoned Projects

During the year ended December 31, 2024, we recorded $1.5 million in abandoned project expense related to abandoned projects and the write-off of permits for water handling facilities and right-of-way easements that either expired prior to use or that we no longer planned to use for future projects.

We recognized $0.2 million and $0.1 million of abandoned project expense during the years ended December 31, 2023 and 2022, respectively.

Abandoned project expense is recorded in “Other Operating Expense (Income), Net” in the consolidated statements of operations. The amount of expense recorded during each year was equal to the recorded cost for each of the assets. No accumulated depreciation was recorded related to these assets.

6.Intangible Assets

All of our intangible assets are subject to amortization and substantially all are related to customer contracts acquired through acquisitions. The components of the intangible assets are as follows:

(in thousands)	December 31,	December 31,
	2024	2023
Gross Value	$366,683	$366,683
Accumulated Amortization	(171,460)	(134,406)
Net Carrying Value	$195,223	$232,277

Substantially all of the net carrying value of our intangible assets is attributable to contracts that expire in 2035.

The table below shows the expected amortization of intangible assets as of December 31, 2024:

(in thousands)	Amount
2025	$35,215
2026	32,123
2027	27,893
2028	23,190
2029	18,648
Thereafter	58,154

Amortization expense totaled $37.1 million, $37.6 million and $36.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.Asset Retirement Obligations

Our AROs are related primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. A reconciliation of the changes in AROs is as follows:

(in thousands)	Year Ended December 31,
	2024	2023
Asset Retirement Obligations, Beginning Balance	$19,793	$19,785
Liabilities Incurred	1,615	930
Accretion Expense	1,369	1,204
Reduction for Assets Sold	—	(554)
Liabilities Settled	(675)	(2,056)
Revision of Estimates	—	484
Asset Retirement Obligations, Ending Balance	$22,102	$19,793

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

A reconciliation of the changes in the TRA liability is as follows:

(in thousands)	Year Ended December 31,
	2024	2023
TRA Liability, Beginning Balance	$98,274	$97,980
Increase in TRA Liability Related to Current Year Share Redemption	411	232
Change in Payables Related to TRA Liability	229	413
Adjustments Reflected in 2022 Federal Income Tax Return	—	(351)
TRA Liability, Ending Balance	$98,914	$98,274

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

Therefore, the balance of the TRA liability resulting from the IPO and the subsequent redemptions of Solaris LLC units to Class A common stock, which were recorded in additional paid-in-capital, may change substantially in the future as we refine our initial estimates and calculations and consider tax elections to be made as part of our tax return filings for the 2024 tax year to be made later in 2025. Any change in the balance of the TRA liability related to the IPO and subsequent redemptions of Solaris LLC units to Class A common stock will be recorded as an adjustment to additional paid-in-capital. Additionally, subsequent changes in the TRA liability due to future redemptions of Solaris LLC units to shares of our Class A common stock will also be recorded as an adjustment to additional paid-in-capital. Future changes in the TRA liability due to changes in tax law and/or our historical and projected future tax profile will be recorded in earnings.

As of December 31, 2024 and 2023, the estimated TRA liability totaled $98.9 million and $98.3 million, respectively, of which $0.1 million was recorded in “Accrued and Other Current Liabilities” as of December 31, 2024. There was no related current liability as of December 31, 2023. The increase to the TRA liability is related to the redemption of Class B common shares to Class A common shares, which increased the liability $0.4 million, and a state tax rate change, which increased the liability $0.2 million.

If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment (or “early termination payment”) under the terms of the TRA, which can be significantly impacted by the closing price of our Class A common shares on the applicable termination date or change in control date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

9.Debt

At December 31, 2024 and 2023, our debt consisted of the following:

(in thousands)	December 31,	December 31,
	2024	2023
7.625% Senior Sustainability-Linked Notes	$400,000	$400,000
Credit Facility	44,000	26,000
Total Long-Term Debt	444,000	426,000
Less: Unamortized Debt Issuance Costs	(2,338)	(4,208)
Total Long-Term Debt, Net of Debt Issuance Costs	441,662	421,792
Insurance Premium Financing Liability	6,725	5,463
Total Debt	$448,387	$427,255

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

Credit Facility

Concurrent with the Notes offering in April 2021, we entered into an amended and restated credit agreement (as it may be amended and/or restated from time to time, the “Credit Agreement”) to, among other things, (i) decrease the commitments under the Credit Facility to $200.0 million, (ii) extend the maturity date to April 1, 2025, (iii) reprice the loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) include an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $75.0 million, subject to certain conditions, (v) amend the leverage ratio covenant to comprise of a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vii) increase the leverage ratio covenant test level for the first two fiscal quarters of 2021 to 5.00 to 1.00, for the third quarter of 2021 to 4.75 to 1.00, and thereafter to 4.50 to 1.00 and (viii) add a secured leverage ratio covenant of 2.50 to 1.00.

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

In October 2023, the Credit Agreement was amended and restated to provide for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, with a springing maturity of 91 days ahead of the Notes’ due date of April 1, 2026 in the event the Notes are not voluntarily redeemed, repurchased, refinanced or otherwise retired in full prior to such springing maturity date, (iii) loans made under the Credit Facility and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage ratio covenant of 2.50 to 1.00.

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

We incurred $3.9 million of expenses in 2023 to refinance the Credit Facility that are included in “Other Assets” on the consolidated balance sheet and “Payment of Debt Issuance Costs Related to Credit Facility” on the consolidated statements of cash flows and will be amortized over the remaining loan term. This was accounted for as a debt modification, and we recognized a loss of $0.1 million in the fourth quarter of 2023 which is included in “Other” expense on the consolidated statements of operations and consolidated statements of cash flows.

Our weighted average interest rate on outstanding borrowings under the Credit Facility was 7.408% and 8.276% as of December 31, 2024 and 2023, respectively. As of December 31, 2024, we had $44.0 million of outstanding borrowings under the Credit Facility, $3.3 million in letters of credit outstanding and $302.7 million in revolving commitments available.

The Credit Facility is secured by all of the real and material personal property owned by Solaris LLC or any of its subsidiaries, other than certain excluded assets. As of December 31, 2024, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2024, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $8.8 million, which is secured by all sums payable to the Company with reference to the insurance policies financed pursuant to this agreement, including any gross return premiums and any payment on account of loss which results in reduction of unearned premium in accordance with the term of the agreement. Under the terms and provisions of the agreement, the insurance premium financing is repayable in 11 monthly installments of principal and interest through September 2025, at a weighted-average annual percentage rate of 6.99%. As of December 31, 2024, the remaining balance was $6.7 million and is included in “Insurance Premium Financing Liability” on the consolidated balance sheet.

In the fourth quarter of 2023, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $6.6 million, at a weighted-average annual percentage rate of 7.49%. The insurance premium financing had similar terms to the policy described above and was fully repaid as of September 30, 2024.

(in thousands)	Year Ended December 31,
	2024	2023
Insurance Premium Financing Liability, Beginning Balance	$5,463	$—
Obligations Added During the Year	8,779	6,636
Obligations Paid During the Year	(7,517)	(1,173)
Insurance Premium Financing Liability, Ending Balance	$6,725	$5,463

Debt Maturities

The following table provides the scheduled maturities of debt outstanding at December 31, 2024, for each of the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs:

(in thousands)
2025	$6,725
2026	400,000
2027	44,000
Total Debt Payments	$450,725

10. Leases

In the normal course of business, we enter into lease agreements to support our operations. Our operating lease assets include right-of-way easements for our wells and facilities, office space and other assets. Our finance lease assets include field vehicles.

Balance Sheet Information

The following table shows the classification and location of our right-of-use assets and lease liabilities on our consolidated balance sheet:

(in thousands)	December 31,	December 31,
	2024	2023
Operating Leases
Assets
Operating Lease Right-of-Use Assets, Net	$15,016	$16,726
Liabilities
Accrued and Other Current Liabilities	1,568	1,676
Other Long-Term Liabilities	14,040	14,716

Finance Leases
Assets
Property, Plant and Equipment	$2,902	$—
Less: Accumulated Depreciation	(171)	—
Total Property, Plant and Equipment, Net	2,731	—
Liabilities
Accrued and Other Current Liabilities	571	—
Other Long-Term Liabilities	1,747	—

During the third quarter of 2024, we entered into an agreement to begin leasing a portion of our field vehicles, which are accounted for as finance leases and primarily have an initial term of 48 months. As of December 31, 2024, we had 54 vehicle leases.

The operating lease for our corporate office space in Houston, Texas commenced on September 30, 2023 and expires in September 2033, with options for renewal. On the commencement date, we recorded a right-of-use asset of $7.7 million, a current lease liability of $0.3 million and a noncurrent lease liability of $6.4 million.

Statement of Operations Information

The following table provides the components of lease costs recognized in our consolidated statements of operations for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Operating Lease Costs
Direct Operating Costs (1)	$1,388	$1,253	$969
General and Administrative (1)	2,067	1,144	700
Finance Lease Costs
Amortization of right-of-use asset (2)	171	—	—
Interest on Lease Obligations (3)	40	—	—
Total Lease Cost	$3,666	$2,397	$1,669
(1)	Does not include short-term lease costs.
(2)	Included in “Depreciation, Amortization and Accretion” in our consolidated statements of operations.
(3)	Included in “Interest Expense, Net” in our consolidated statements of operations.

Short-term Leases

Our short-term lease costs, consisting primarily of field equipment rentals, totaled $12.9 million, $14.6 million and $11.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Cash Flow Information

The following table summarizes supplemental cash flow information related to leases:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$2,528	$1,543	$1,282
Financing Cash Flows from Finance Leases	553	—	—
Right-of-Use Assets Obtained in Exchange for Lease Liabilities, Net
Operating Leases	$768	$10,052	$2,639
Finance Leases	2,902	—	—

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to leases:

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years)
Operating Leases	6.9	7.6
Finance Leases	3.7	—
Weighted Average Discount Rate
Operating Leases	6.42%	6.30%
Finance Leases	7.45%	—

Annual Lease Maturities

The following table provides maturities of lease liabilities at December 31, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$2,230	$725	$2,955
2026	1,961	725	2,686
2027	3,302	702	4,004
2028	2,868	508	3,376
2029	2,423	—	2,423
Thereafter	6,819	—	6,819
Total Lease Payments	19,603	2,660	22,263
Less: Interest	(3,995)	(342)	(4,337)
Present Value of Lease Liabilities	$15,608	$2,318	$17,926

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

We recognized total sublease income, including variable lease payments, of $0.6 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, which is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense on the consolidated statements of operations.

The following table provides the sublease income we expect to recognize, excluding variable lease payments and undiscounted, as of December 31, 2024:

(in thousands)
2025	$388
2026	287
2027	292
2028	248
Total Sublease Income	$1,215

11.Income Taxes

Income Before Income Taxes

Our income before income taxes is comprised of the following:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Domestic	$70,519	$50,906	$5,321
Foreign	-	-	-
Total	$70,519	$50,906	$5,321

Income Tax Provision

The income tax provision consists of the following:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Current Income Tax Expense
Federal	$1,265	$23	$1
State	387	172	57
Total Current Income Tax Expense	1,652	195	58

Deferred Income Tax Expense
Federal	6,363	5,697	410
State	2,326	1,602	56
Total Deferred Income Tax Expense	8,689	7,299	466
Total Income Tax Expense	$10,341	$7,494	$524

Federal income taxes payable were $0.9 million and $12 thousand as of December 31, 2024 and 2023, respectively. State income taxes payable were $0.3 million and $0.1 million as of December 31, 2024 and 2023, respectively.

Effective Tax Rate (“ETR”)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is comprised of the following:

(in thousands, except percentages)	Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Statutory Rate Applied to Income Before Taxes	$14,809	21.0%	$10,690	21.0%	$1,117	21.0%
Effect of
State Taxes, Net of Federal Benefit	2,188	3.1%	1,444	2.8%	113	2.1%
Noncontrolling Interest	(7,042)	(10.0)%	(5,155)	(10.1)%	(617)	(11.6)%
Return to Provision	(84)	(0.1)%	190	0.4%	(259)	(4.9)%
Other	470	0.7%	325	0.6%	170	3.2%
Total Effective Tax Rate	$10,341	14.7%	$7,494	14.7%	$524	9.8%

The total effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 14.7%, 14.7% and 9.8%, respectively.

For the years ended December 31, 2024, 2023 and 2022, the difference between the U.S. federal statutory tax rate and the total effective tax rate was primarily due to the impact of the noncontrolling interest.

We have an ownership interest in Solaris LLC and its subsidiaries. Solaris LLC is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. Any taxable income or loss generated by Solaris LLC is passed through and included in the taxable income or loss of its members, including Aris Inc., in accordance with the terms of the Solaris LLC operating agreement. Aris Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Solaris LLC.

Deferred Tax Assets and Liabilities

The tax effects of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2024 and 2023 are as follows:

(in thousands)	December 31,
	2024	2023
Deferred Income Tax Assets
Net Operating Losses	$74,956	$81,787
Interest Expense Carryforward and Other	7,171	6,727
Total Deferred Income Tax Assets	82,127	88,514
Valuation Allowance	(608)	(608)
Net Deferred Income Tax Assets	81,519	87,906
Deferred Income Tax Liabilities
Investment in Partnership	(68,070)	(65,272)
Total Deferred Income Tax Liabilities	(68,070)	(65,272)
Net Deferred Income Tax Asset	$13,449	$22,634

The net deferred income tax asset at December 31, 2024 is comprised of total deferred income tax assets net of valuation allowance of $81.5 million, related primarily to net operating losses (“NOLs”), offset by a deferred income tax liability of $68.1 million pertaining to investment in partnership.

The net deferred income tax asset at December 31, 2023 is comprised of total deferred income tax assets net of valuation allowance of $87.9 million, related primarily to NOLs, offset by a deferred income tax liability of $65.3 million pertaining to investment in partnership.

At December 31, 2024, we had unused federal NOL carryforwards for federal income tax purposes of approximately $315.9 million, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, at December 31, 2024, we had unused NOL carryforwards for state income tax purposes of approximately $171.9 million, which can be carried forward indefinitely, and $13.0 million, which expire from 2038 through 2040. All deferred tax assets are evaluated using positive and negative evidence as to their future realization.

As of December 31, 2024, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this, we have provided a valuation allowance of $0.6 million on the deferred tax assets related to these state NOL carryforwards, as of December 31, 2024. The valuation allowance was also $0.6 million as of December 31, 2023.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the state carryforwards may expire before being applied to reduce future income tax liabilities. If there is a change in our assessment of the amount of deferred income tax assets that are realizable, adjustments to the valuation allowance will be made in future periods.

Other

Solaris LLC, is a Delaware limited liability company treated as a partnership for federal income tax purposes and, therefore, is not subject to U.S. federal income tax at an entity level. Instead, taxable income is allocated to members, including Aris Inc., and except for Texas franchise tax, any taxable income of Solaris LLC is reported in the respective tax returns of its members.

Management evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. As of December 31, 2024, we have no significant uncertain tax positions.

Solaris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2020 through 2024.

Solaris LLC is subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expense related to Texas margin tax was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12.Stockholders’ Equity

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

Redemptions

During the years ended December 31, 2024, 2023 and 2022, a total of 50,000, 31,954 and 4,140,585 Solaris LLC units, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.09 per share for the first quarter of 2024 and a dividend of $0.105 per share for each of the second, third and fourth quarters of 2024 on our Class A common stock. The dividends declared during 2024 totaled $13.1 million. In conjunction with the dividend payments, a distribution of $0.09 per unit was paid to unit holders of Solaris LLC for the first quarter, and a distribution of $0.105 per unit was paid to unit holders of Solaris LLC for each of the second, third and fourth quarters of 2024. The distributions during 2024 totaled $11.8 million. The total declared dividends and distributions during 2024 was $24.9 million, and the total dividends and distributions paid during 2024 was $24.6 million. The difference between declarations and cash payments during the year ended December 31, 2024 related to dividends for performance-based restricted stock units that are accrued for over the vesting period and will be paid upon payment of the underlying award.

For each quarter of the year ended December 31, 2023, our Board of Directors declared a dividend of $0.09 per share on our Class A common stock. The dividends declared during 2023 totaled $11.3 million. In conjunction with the dividend payments, distributions of $0.09 per unit were paid to unit holders of Solaris LLC during each quarter. The distributions during 2023 totaled $10.3 million. The total declared dividends and distributions during 2023 was $21.6 million, and the total dividends and distributions paid during 2023 was $21.4 million. The difference between declarations and cash payments during the year ended December 31, 2023 related to dividends accrued for unvested performance-based restricted stock units.

For each quarter of the year ended December 31, 2022, our Board of Directors declared a dividend of $0.09 per share on our Class A common stock. The dividends during 2022 totaled $9.0 million. In conjunction with the dividend payments, distributions of $0.09 per unit were paid to unit holders of Solaris LLC during each quarter. The distributions during 2022 totaled $11.7 million. The total declared dividends and distributions during 2022 was $20.7 million, and the total dividends and distributions paid during 2022 was $24.5 million. The difference between declarations and cash payments during the year ended December 31, 2022 primarily related to dividends declared in 2021 which were paid in 2022, partially offset by dividends accrued for unvested performance-based restricted stock units.

On February 26, 2025, our Board of Directors declared a dividend on our Class A common stock for the first quarter of 2025 of $0.14 per share. In conjunction with the dividend payment, a distribution of $0.14 per unit will be paid to unit holders of Solaris LLC. The dividend will be paid on March 27, 2025 to holders of record of our Class A common stock as of the close of business on March 13, 2025. The distribution to unit holders of Solaris LLC will be subject to the same payment and record dates.

Treasury Stock

During the years ended December 31, 2024, 2023 and 2022, 217,516 shares, 136,086 shares and 186,571 shares, respectively, of our Class A common stock were withheld for the payment of taxes due on shares of common stock issued to employees under our 2021 Equity Incentive Plan.

In connection with the assets acquired from Delaware Energy, as discussed above, certain shares of our Class A common stock issued to the seller were held in escrow and could be released to us under certain conditions, including for the reimbursement of certain post-acquisition workover costs pursuant to the terms of the asset purchase agreement. During the first quarter of 2024, 23,107 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in “Treasury Stock” at a value of $0.3 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.1 million. During the second half of 2023, 85,471 of these escrow shares were released and returned to the Company for reimbursement of such workover costs and are included in “Treasury Stock” at a value of $0.9 million, which was their fair market value at the date of receipt. The receipt of these shares was recorded as a non-cash treasury stock transaction, with an allocation of the difference between the contractually ascribed value of the shares per the asset purchase agreement and the cost of the shares at the date of receipt recorded against the workover costs in the amount of $0.7 million. As of March 31, 2024, there were no remaining shares left in escrow.

Partnership Distributions

Under the Solaris LLC Agreement, Solaris LLC shall make pro rata advanced distributions to Aris Inc. to enable Aris Inc. to timely satisfy its tax liabilities. If an advance is made to Aris Inc. to enable it to pay certain applicable taxes, Solaris LLC will use commercially reasonable efforts to make any such distribution to all members on a pro rata basis. As of December 31, 2024, the Company accrued a tax-related partnership distribution liability of $1.3 million, which is included in “Accrued and Other Current Liabilities” on the consolidated balance sheet. The partnership distributions are recorded as a reduction of non-controlling interests on the consolidated balance sheet.

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

Additionally, we are party to a guarantee related to a lease agreement with Solaris Energy Management, LLC (“SEM”), a related party of the Company, for the rental of office space at our previous corporate headquarters. As of December 31, 2024, our share of SEM’s future commitment is included in our lease liabilities. See Note 10. Leases and Note 16. Related Party Transactions.

Delivery Commitment

In the first quarter of 2023, we entered into an agreement with an unaffiliated water disposal company to dispose a minimum volume of produced water over a term of seven years, for a total financial commitment of approximately $28.0 million, undiscounted, and not including annual CPI adjustments. The agreement requires us to make payments for any shortfall in delivering an annual minimum volume under the commitment as well as a cumulative minimum volume over the duration of the term of the commitment. The minimum volume commitment is contingent on several performance factors to be achieved by the unaffiliated water disposal company throughout the term of the contract, which, if not achieved, would provide us with the option of cancelling the contract and discharging the remaining minimum volume commitment. We began delivering produced water under this agreement in June 2023. As of December 31, 2024, the remaining minimum commitment was $22.4 million, undiscounted, which includes a minimum annual commitment of $4.1 million for each of the years 2025 through 2029 and $1.8 million thereafter, based on the current contract rate and not considering rate increases.

Other Commitments

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of December 31, 2024, we had purchase obligations and commitments of approximately $5.1 million due in the next twelve months.

We are a party to various surface use and compensation agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting our water operations. These agreements do not meet the definition of a lease under ASC Topic 842.

We are party to a fixed price power purchase contract to manage the volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for this contract and therefore record it at cost. In May 2024, we extended the fixed price power purchase contact through April 2028.

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place as of December 31, 2024:

(in thousands)
	2025	2026	2027	2028	2029	Total
Purchase Obligations and Commitments	$5,089	$-	$-	$-	$-	$5,089
Surface Use and Compensation Agreements	3,714	11,300	1,350	1,400	1,700	19,464
Fixed Price Power Purchase Contract	5,805	7,853	7,861	3,147	-	24,666
Total	$14,608	19,153	$9,211	$4,547	$1,700	$49,219

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the years ended December 31, 2024, 2023 and 2022, we recognized $2.5 million, $4.6 million and $3.0 million of expenses, respectively, related to environmental matters that are recorded in “Direct Operating Costs” in the consolidated statements of operations. As of December 31, 2024, we accrued insurance proceeds and third-party receivables of $6.0 million, of which $5.1 million are included in “Other Receivables” and $0.9 million are included in “Other Assets.” As of December 31, 2023, we accrued insurance proceeds and third-party receivables of $5.7 million, of which $4.1 million are included in “Other Receivables” and $1.6 million are included in “Other Assets.” We believe these proceeds are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

14.Earnings Per Share

Net Income Per Share

Basic and diluted net income per share attributable to our Class A common stock is computed by dividing net income attributable to Aris Inc. by the weighted average number of shares of Class A common stock outstanding for the same period, including RSUs, which receive nonforfeitable dividends. Shares issued during the period are weighted for the portion of the period in which the shares were outstanding.

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

	Year Ended	Year Ended	Year Ended
(in thousands, except for share and per share amounts)	December 31, 2024	December 31, 2023	December 31, 2022
Net Income Attributable to Stockholders' Equity	$60,178	$43,412	$4,797
Less: Net Income Attributable to Noncontrolling Interest	(33,321)	(24,524)	(3,097)
Net Income Attributable to Aris Water Solutions, Inc.	26,857	18,888	1,700
Participating Basic Earnings (1)	(1,982)	(1,144)	(686)
Basic Net Income Attributable to Aris Water Solutions, Inc.	$24,875	$17,744	$1,014
Reallocation of Participating Net Income	9	-	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$24,884	$17,744	$1,014

Basic Weighted Average Shares Outstanding	30,575,739	30,037,681	24,070,934
Dilutive Performance-Based Stock Units	301,898	-	75,281
Dilutive Weighted Average Shares Outstanding	30,877,637	30,037,681	24,146,215

Basic Net Income Per Share of Class A Common Stock	$0.81	$0.59	$0.04
Diluted Net Income Per Share of Class A Common Stock	$0.81	$0.59	$0.04

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating basic earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs and vested but not issued RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,539,489 shares of Class B common stock and 5,763 PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2024.

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

15.Stock-Based Compensation and Other Compensation Plans

2021 Equity Incentive Plan

In connection with the IPO, our Board of Directors adopted the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan allows for the grant of stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units (“RSUs”); incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. We refer to these collectively herein as “Awards”.

The 2021 Equity Incentive Plan is administered by our compensation committee, or such other committee designated by our Board of Directors to administer the plan.

In May of 2024, an additional 5,750,000 shares were approved under the 2021 Equity Incentive Plan. The maximum number of shares of Class A common stock that may be issued under the 2021 Equity Incentive Plan will not exceed 11,100,000 shares, subject to certain adjustments in the event of a change in our capitalization.

Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,606,303	$11.72
Granted	1,517,153	12.29
Forfeited	(90,911)	12.00
Vested (1)	(856,614)	12.13
Outstanding at December 31, 2024	2,175,931	$11.94

(1)	Includes 60,078 of awards that vested but have not yet been issued. For these awards, the requisite service period was met during the three months ended September 30, 2024, and the awardees elected to defer issuance until retirement. Compensation expense for these shares was previously recognized over the requisite service period.

The RSUs granted generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date and (iii) one-third at the third anniversary of the award date. The grant date fair value of the awards was determined using the Company’s closing stock price on the last business day prior to the date of grant. Unvested RSUs and vested but not issued RSUs participate in nonforfeitable dividends or distributions with the common equity holders of the Company.

The total fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $10.4 million, $7.6 million and $9.8 million, respectively.

The weighted average grant date fair value of RSUs granted during 2023 and 2022 was $10.26 per share and $15.06 per share, respectively.

As of December 31, 2024, $16.4 million of compensation cost related to our unvested RSUs remained to be recognized over a weighted-average period of 0.9 years. Common stock dividends are paid on unvested shares of restricted stock and RSUs and vested but not issued RSUs. We issue new shares of our common stock when awarding restricted stock and RSUs.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	404,993	$13.06
Granted	281,527	29.38
Forfeited	(9,957)	14.23
Vested (1)	(107,225)	25.36
Outstanding at December 31, 2024	569,338	$18.79

(1)	On December 31, 2024, the performance period ended for these PSUs. Each PSU was converted into 1.57 shares representing 168,742 shares of Class A common stock that were issued in February 2025.

The PSUs granted in 2024 were granted to management under the 2021 Equity Incentive Plan and have the following performance criteria:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of December 31, 2024, $7.1 million of compensation cost related to unvested PSUs remained to be recognized over a weighted-average period of 1.3 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Risk-free Interest Rate	4.67%	4.32%	1.44%
Volatility Range	17.04% - 61.19%	24.31% - 78.49%	35.95% - 154.23%

During the years ended December 31, 2023 and 2022, we granted 358,551 PSUs and 167,228 PSUs, respectively, with a weighted average grant date fair value of $8.44 and $25.36, respectively, to management under the 2021 Equity Incentive Plan.

Compensation Cost

For the years ended December 31, 2024, 2023 and 2022, we recognized total stock-based compensation expense of $18.2 million, $11.6 million and $12.0 million, respectively, of which $17.0 million, $10.8 million and $11.4 million, respectively, was included in general and administrative expenses and $1.2 million, $0.8 million and $0.6 million, respectively, was included in direct operating costs. The related tax benefit was $2.7 million, $1.2 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

401(k) Plan

We sponsor a Safe Harbor 401(k) Plan with a Company match of up to 6% of the employee’s salary. We made contributions of $1.3 million, $0.7 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company match was increased to up to 6% of the employee’s salary, effective January 1, 2024. The Company match was up to 4% of the employee’s salary for the years ended December 31, 2023 and 2022.

16.Related Party Transactions

Solaris Energy Management, LLC

We have an administrative services arrangement with SEM, a company owned by William A. Zartler, our Founder and Executive Chairman, for the provision of administrative services at cost. In addition, SEM provides office space and services for equipment and supplies to us under the administrative services agreement.

For the years ended December 31, 2024, 2023 and 2022, we incurred $0.1 million, $0.7 million and $0.6 million, respectively, of expense for these services, which is included in “General and Administrative” expenses on the consolidated statements of operations.

We had no accrued payables to SEM as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, we had prepaid balances to SEM of $0.2 million to cover future rent and other expenses.

Solaris Energy Capital, LLC

There are certain de minimis general and administrative expenses that are paid on our behalf by Solaris Energy Capital, LLC, a company owned by William A. Zartler, and are recorded in “General and Administrative” expenses. We had no accrued payables to Solaris Energy Capital, LLC as of December 31, 2024 and 2023.

Solaris Energy Infrastructure, Inc.

There are general and administrative expenses that are paid on our behalf by Solaris Energy Infrastructure, Inc, previously “Solaris Oilfield Infrastructure, Inc.”, a company owned by William A. Zartler, and are recorded in “General and Administrative” expenses on the consolidated statements of operations. For the year ended December 31, 2024, we incurred $0.2 million of expense for these services, and the expense for the years ended December 31, 2023 and 2022 was de minimis.

We had $0.1 million of accrued payables to Solaris Energy Infrastructure, Inc. as of December 31, 2024 and no accrued payables as of December 31, 2023

Blanco Aviation, LLC

We are a party to an aircraft “dry” lease arrangement with Blanco Air Services, LLC, a company owned by William A. Zartler, for the use of certain aircrafts billed at an hourly rate. We incurred expense of approximately $0.1 million for each of the years ended December 31, 2024, 2023 and 2022, which is recorded in “General and Administrative” expenses. We had a de minimis accrued payables balance to Blanco Aviation, LLC as of December 31, 2024 and no accrued payables as of 2023.

Vision Resources, Inc.

We purchase brackish water for use in our Water Solutions activities from Vision Resources, Inc (“Vision”). Vision is a Legacy Owner of Solaris LLC. For the years ended December 31, 2024, 2023 and 2022, we made purchases of $1.2 million, $2.0 million and $1.4 million, respectively, for water and services. Accrued payables to Vision as of December 31, 2024 and 2023 were $0.2 million and $0.1 million, respectively.

We also rent office space from an affiliate of Vision in Carlsbad, New Mexico and have incurred rent expense of $0.2 million for each of the years ended December 31, 2024, 2023 and 2022.

ConocoPhillips

We and ConocoPhillips, one of our principal owners, have a long-term water gathering and handling agreement, pursuant to which ConocoPhillips dedicates all the produced water generated from its current and future acreage in a defined area of mutual interest in New Mexico and Texas. As of December 31, 2024 and 2023, we had a receivable of $12.0 million and $23.0 million, respectively, from ConocoPhillips that was recorded in “Accounts Receivable from Affiliate” on the consolidated balance sheet. As of December 31, 2024 and 2023, we had a payable of $0.7 million and $0.9 million, respectively, to ConocoPhillips that was recorded in “Payables to Affiliate” on the consolidated balance sheet. The following table shows revenue and expenses from ConocoPhillips:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Revenue from ConocoPhillips	$137,320	$127,933	$108,263
Operating Expenses Reimbursed to ConocoPhillips	$776	$(1,223)	$1,447

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our principal executive officer and principal financial officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in a timely manner. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to the SEC rules, we are not required to have, or to engage our independent audit firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2024, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting

Item 9B. Other Information

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III. OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections titled “Corporate Governance” and “Executive Officers” of the Company’s 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://ir.ariswater.com/corporate-governance/governance-documents. We intend to disclose any amendments to, or waivers from, certain provisions of the Code of Ethics that are required to be disclosed under the rules of the Securities and Exchange Commission, and any waivers of the Code of Ethics granted to executive officers and directors that are required to be disclosed by the NYSE, by posting such information on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation” of the Company’s 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections titled “Beneficial Ownership of Securities” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions” to the Company’s 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Proposal [Two] – Ratification of Appointment of Independent Registered Public Accounting Firm” to the Company’s 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

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

3.2	Amended and Restated Bylaws of Aris Water Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

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

10.5#	Amended and Restated Water Gathering and Disposal Agreement, dated June 11, 2020, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil

Exhibit	Description

& Gas LLC and COG Acreage LP (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.6

Amendment No. 1 to Amended and Restated Water Gathering and Disposal Agreement, dated February 15, 2024, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil & Gas LLC and COG Acreage LP (incorporated by reference to Exhibit 10.1 of to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024).

10.7†	Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 26, 2021, File No. 333-260499).

10.8†	Amendment to the Aris Water Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2024).
10.9†	Amendment to the Aris Water Solutions, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 of to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2024).
10.10†*	Amendment to the Aris Water Solutions, Inc. 2021 Equity Incentive Plan.

10.11†

Letter Agreement between Solaris Midstream Holdings, LLC and William Zartler dated January 29, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.12†

Letter Agreement between Solaris Midstream Holdings, LLC and Amanda Brock dated January 29, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on October 7, 2021, File No. 333-260499).

10.13†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.14†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.15†	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.16†

Aris Water Solutions, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of to the Company’s Current Report on Form 8-K filed on June 13, 2022, File No. 001-40955).

10.17†

Form of Indemnification Agreement between Aris Water Solutions, Inc. and each of the officers and directors thereof (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 9, 2023).

10.18†	Aris Water Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2023, File No. 001-40955).
10.19†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023).

Exhibit	Description

19.1*	Aris Water Solutions, Inc. Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm ─ BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Aris Water Solutions, Inc. Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

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

February 27, 2025	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 27, 2025	/s/ Amanda M. Brock
Amanda M. Brock
President, Chief Executive Officer, and Director
(principal executive officer)

February 27, 2025	/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer
(principal financial officer)

February 27, 2025	/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer
(principal accounting officer)

February 27, 2025	/s/ William A. Zartler
William A. Zartler
Chairman of the Board

February 27, 2025	/s/ Joseph Colonnetta
Joseph Colonnetta
Director

February 27, 2025	/s/ Debra G. Coy
Debra G. Coy
Director

February 27, 2025	/s/ Jacinto J. Hernandez
Jacinto J. Hernandez
Director

February 27, 2025	/s/ W. Howard Keenan, Jr.
W. Howard Keenan, Jr.
Director

February 27, 2025	/s/ Andrew O’Brien
Andrew O’Brien
Director

February 27, 2025	/s/ Donald C. Templin
Donald C. Templin
Director

February 27, 2025	/s/ M. Max Yzaguirre
M. Max Yzaguirre
Director