Form 10-Q
period 2025-03-31
Aris Water Solutions, Inc.
filed 2025-05-07
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, the registrant had 32,641,526 shares of Class A common stock, $0.01 par value per share, and 26,493,565 shares of Class B common stock, $0.01 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the ongoing Russia-Ukraine and Middle Eastern conflicts on the global economy, including its impacts on financial markets and the energy industry;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	our ability to successfully implement our business plan;
●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	the impact of competition on our operations, including our ability to renew or replace expiring contracts on acceptable terms;
●	the degree to which our exploration and production customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	our ability to comply with covenants contained in our debt instruments;

●	risks related to acquisitions, organic growth projects and other commercial opportunities that we may pursue, such as using treated produced water for industrial purposes or mineral extraction from produced water, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal and state lands and various other matters;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve, such as economic slowdown or recession, or uncertainty regarding the timing, pace and extent of an economic recovery;
●	trade policy of domestic and foreign governments, including the imposition of tariffs or other levies on cross-border movement of goods and services;
●	physical, electronic and cybersecurity breaches;
●	accidents, weather, seasonality or other events affecting our business;
●	changes in laws, regulations or policies;
●	the effects of litigation or other disputes;
●	plans, objectives, expectations and intentions contained in this report that are not historical; and
●	the other risks described in our 2024 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Should one or more of the risks or uncertainties described in this Quarterly Report or in our 2024 Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, are expressly qualified in their entirety by this cautionary statement.

The forward-looking statements in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	March 31,	December 31,
	2025	2024
Assets
Cash	$24,574	$28,673
Accounts Receivable, Net	69,144	63,016
Accounts Receivable from Affiliate	32,134	12,016
Other Receivables	13,873	13,829
Other Current Assets	10,495	10,418
Total Current Assets	150,220	127,952
Fixed Assets
Property, Plant and Equipment	1,213,129	1,188,781
Accumulated Depreciation	(170,009)	(160,176)
Total Property, Plant and Equipment, Net	1,043,120	1,028,605
Intangible Assets, Net	189,185	195,223
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	10,133	1,735
Operating Lease Right-of-Use Assets, Net	14,573	15,016
Other Assets	4,064	5,284
Total Assets	$1,445,880	$1,408,400
Liabilities and Stockholders' Equity
Accounts Payable	$16,731	$20,182
Payables to Affiliate	3,775	941
Insurance Premium Financing Liability	4,522	6,725
Accrued and Other Current Liabilities	55,505	77,339
Total Current Liabilities	80,533	105,187
Long-Term Debt, Net of Debt Issuance Costs	490,113	441,662
Asset Retirement Obligations	22,148	21,865
Tax Receivable Agreement Liability	58,700	49,844
Other Long-Term Liabilities	17,182	17,335
Total Liabilities	668,676	635,893
Commitments and Contingencies (see Note 11)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 33,610,306 issued and 32,625,339 outstanding as of March 31, 2025; 31,516,468 issued and 30,857,526 outstanding as of December 31, 2024	335	314
Class B Common Stock $0.01 par value, 180,000,000 authorized, 26,493,565 issued and outstanding as of March 31, 2025; 27,493,565 issued and outstanding as of December 31, 2024	264	274
Treasury Stock (at Cost), 984,967 shares as of March 31, 2025; 658,492 shares as of December 31, 2024	(19,011)	(8,988)
Additional Paid-in-Capital	408,878	380,565
Retained Earnings	17,653	13,676
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	408,119	385,841
Noncontrolling Interest	369,085	386,666
Total Stockholders' Equity	777,204	772,507
Total Liabilities and Stockholders' Equity	$1,445,880	$1,408,400

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31,
	2025	2024
Revenue
Produced Water Handling	$57,306	$59,106
Produced Water Handling — Affiliate	34,872	26,827
Water Solutions	20,656	11,702
Water Solutions — Affiliate	6,759	5,242
Other Revenue	898	529
Total Revenue	120,491	103,406
Cost of Revenue
Direct Operating Costs	50,188	39,646
Depreciation, Amortization and Accretion	19,756	19,421
Total Cost of Revenue	69,944	59,067
Operating Costs and Expenses
Abandoned Well Costs	462	335
General and Administrative	20,010	14,501
Research and Development Expense	1,128	1,065
Other Operating Expense, Net	1,112	580
Total Operating Expenses	22,712	16,481
Operating Income	27,835	27,858
Other Expense
Interest Expense, Net	9,230	8,438
Other	2,535	1
Total Other Expense	11,765	8,439
Income Before Income Taxes	16,070	19,419
Income Tax Expense	70	2,589
Net Income	16,000	16,830
Net Income Attributable to Noncontrolling Interest	7,389	9,207
Net Income Attributable to Aris Water Solutions, Inc.	$8,611	$7,623

Net Income Per Share of Class A Common Stock
Basic	$0.26	$0.23
Diluted	$0.25	$0.23
Weighted Average Shares of Class A Common Stock Outstanding
Basic	31,393,532	30,354,014
Diluted	32,265,653	30,354,014

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended March 31,
	2025	2024
Cash Flow from Operating Activities
Net Income	$16,000	$16,830
Adjustments to reconcile Net Income to Net Cash (used in) provided by Operating Activities:
Deferred Income Tax Expense	2,181	2,129
Depreciation, Amortization and Accretion	19,756	19,421
Stock-Based Compensation	5,690	3,521
Abandoned Well Costs	462	335
Loss (Gain) on Disposal of Assets, Net	91	(54)
Abandoned Projects	237	729
Amortization of Debt Issuance Costs, Net	619	716
Loss on Debt Extinguishment	2,535	—
Other	25	323
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,128)	3,371
Accounts Receivable from Affiliate	(20,118)	(2,706)
Other Receivables	831	1,683
Other Current Assets	153	2,014
Accounts Payable	306	3,382
Payables to Affiliate	(816)	(199)
Accrued Liabilities and Other	(28,659)	(7,686)
Net Cash (Used in) Provided by Operating Activities	(6,835)	43,809

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(20,390)	(19,582)
Cash Paid for Acquisitions	(2,000)	—
Proceeds from the Sale of Property, Plant and Equipment	120	1
Net Cash Used in Investing Activities	(22,270)	(19,581)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(8,555)	(5,449)
Repurchase of Shares for the Payment of Withholding Taxes	(10,023)	(1,310)
Repayment of Credit Facility	(89,000)	(15,000)
Proceeds from Credit Facility	45,000	15,000
Proceeds from 2030 Notes	500,000	—
Satisfaction and Discharge of 2026 Notes	(400,000)	—
Payment of Debt Issuance Costs Related to 2030 Notes	(9,914)	—
Payment of Insurance Premium Financing	(2,307)	(1,878)
Payment of Finance Leases	(195)	—
Net Cash Provided by (Used in) Financing Activities	25,006	(8,637)

Net (Decrease) Increase in Cash	(4,099)	15,591
Cash, Beginning of Period	28,673	5,063
Cash, End of Period	$24,574	$20,654

Supplementary Cash Flow Data
Cash Paid for Interest	$16,154	$986
Cash Paid for Income Taxes	$1,278	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2025
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Retained	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Earnings	Interest	Equity
Balance at January 1, 2025	$314	31,516,468	$274	27,493,565	$380,565	$(8,988)	658,942	$13,676	$386,666	$772,507
Redemption of Class B Shares for Class A Shares	10	1,000,000	(10)	(1,000,000)	13,843	-	-	-	(13,843)	-
Stock-Based Compensation Expense	11	1,093,838	-	-	12,778	-	-	-	(7,099)	5,690
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(8,887)	-	-	-	-	(8,887)
Deferred Tax Assets Acquired	-	-	-	-	10,579	-	-	-	-	10,579
Dividends and Distributions ($0.14 per share or unit)	-	-	-	-	-	-	-	(4,634)	(4,028)	(8,662)
Purchase of Treasury Stock	-	-	-	-	-	(10,023)	326,025	-	-	(10,023)
Net Income	-	-	-	-	-	-	-	8,611	7,389	16,000
Balance at March 31, 2025	$335	33,610,306	$264	26,493,565	$408,878	$(19,011)	984,967	$17,653	$369,085	$777,204

	Three Months Ended March 31, 2024
(in thousands, except for share and per share amounts)	Class A		Class B		Additional			Retained Earnings	Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interest	Equity
Balance at January 1, 2024	$306	30,669,932	$275	27,543,565	$365,766	$(5,133)	418,319	$(87)	$363,989	$725,116
Stock-Based Compensation Expense	4	428,044	-	-	4,503	-	-	-	(986)	3,521
Deferred Tax Assets Acquired	-	-	-	-	224	-	-	-	-	224
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,884)	(2,601)	(5,485)
Purchase of Treasury Stock	-	-	-	-	(18)	(1,581)	131,921	-	18	(1,581)
Net Income	-	-	-	-	-	-	-	7,623	9,207	16,830
Balance at March 31, 2024	$310	31,097,976	$275	27,543,565	$370,475	$(6,714)	550,240	$4,652	$369,627	$738,625

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.Organization and Background of Business

Aris Water Solutions, Inc. (“Aris Inc.,” the “Company,” “we,” “our,” or “us”) is an independent, environmentally-focused company headquartered in Houston, Texas, that, through its controlling interest in Aris Water Holdings, LLC (formerly known as Solaris Midstream Holdings, LLC), a Delaware limited liability company (“Aris LLC”), provides sustainability-enhancing services to oil and natural gas operators. We strive to build long-term value through the development, construction and operation of integrated produced water handling and recycling infrastructure that provides high-capacity, comprehensive produced water management, recycling and supply solutions for operators in the Permian Basin.

We are the parent holding company of Aris LLC. As the sole managing member of Aris LLC, we operate and control the business and affairs of Aris LLC, and through Aris LLC and its subsidiaries, conduct our business. We consolidate the financial results of Aris LLC and report a noncontrolling interest related to the portion of Aris LLC units not owned by us.

These unaudited condensed consolidated financial statements reflect the financial statements of the consolidated Company including Aris Inc., Aris LLC and Aris LLC’s subsidiaries.

2.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per share/unit amounts, in the condensed consolidated financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Revision of Previously Issued Financial Statements

During April 2025, we identified an error related to the initial calculation of our liability (the "TRA Liability") associated with the Tax Receivable Agreement, dated October 26, 2021, by and among the Company and the other parties thereto (the "Tax Receivable Agreement"), which originated when the TRA Liability was established at the closing of our initial public offering in October 2021. We have determined that the TRA Liability was overstated in our previously issued financial statements beginning with the quarter ended December 31, 2021 through the quarter ended December 31, 2024. The error also impacted the related Deferred Income Tax Assets, Net and Additional Paid-in-Capital balances within the financial statements for the corresponding periods.

We assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, and concluded the error was not material to any of our previously issued quarterly or annual financial statements. However, we determined that it was appropriate to revise the applicable items in our previously issued financial statements. In order to correctly present the TRA Liability and other amounts impacted by the error noted above, the applicable line items included in our previously issued financial statements have been revised and are presented as “As Revised” in the tables below.

(in thousands)	Balance at January 1, 2024
Opening Additional Paid-in-Capital and Total Stockholders' Equity	As Previously Reported	Revision	As Revised
Additional Paid-in-Capital	$328,543	$37,223	$365,766
Total Stockholders' Equity	687,893	37,223	725,116

(in thousands)	Balance at March 31, 2024
Ending Additional Paid-in-Capital and Total Stockholders' Equity	As Previously Reported	Revision	As Revised
Additional Paid-in-Capital	$333,252	$37,223	$370,475
Total Stockholders' Equity	701,402	37,223	738,625

(in thousands)	Balance at January 1, 2025
Opening Additional Paid-in-Capital and Total Stockholders' Equity	As Previously Reported	Revision	As Revised
Additional Paid-in-Capital	$343,342	$37,223	$380,565
Total Stockholders' Equity	735,284	37,223	772,507

(in thousands)	Balance at December 31, 2024
Revised Balance Sheet Amounts	As Previously Reported	Revision	As Revised
Deferred Income Tax Assets, Net	$13,449	$(11,714)	$1,735
Total Assets	1,420,114	(11,714)	1,408,400
Tax Receivable Agreement Liability	98,781	(48,937)	49,844
Total Liabilities	684,830	(48,937)	635,893
Additional Paid-in-Capital	343,342	37,223	380,565
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	348,618	37,223	385,841
Total Stockholders' Equity	735,284	37,223	772,507
Total Liabilities and Stockholders' Equity	1,420,114	(11,714)	1,408,400

The error had no impact on the results of operations in our previously reported consolidated statements of operations, including net income or net income per share, or to cash flows in our previously reported consolidated statements of cash flows.

Interim Financial Statements

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have not been audited by our independent registered public accounting firm.

These condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidation

We have determined that the members with equity at risk in Aris LLC lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Aris LLC’s economic performance; therefore, Aris LLC is considered a variable interest entity. As the managing member of Aris LLC, we operate and control all of the business and affairs of Aris LLC, as well as have the obligation to absorb losses and the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Aris LLC.

Noncontrolling Interest

As of March 31, 2025, we own approximately 55% of Aris LLC. Our condensed consolidated financial statements include a noncontrolling interest representing the percentage of Aris LLC units not held by us.

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

Business Combinations

We account for business combinations under Accounting Standard Codification 805 – Business Combinations, which, among other things, requires the allocation of the company’s purchase price to the various assets and liabilities of the acquired business at their respective fair values at the date of acquisition. Any excess of the acquisition price over the fair values of the identifiable assets and liabilities is recorded as goodwill, provided that the criteria for defining a business are met.

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. Transaction costs associated with business combinations are expensed as incurred and are in included in “Other Operating Expense, Net” in the condensed consolidated statements of operations.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2025.

Fair Value Information

The fair value of our 7.250% Senior Notes due 2030 (the “2030 Notes”) and 7.625% Senior Sustainability-Linked Notes due 2026 (the “2026 Notes”), which are both fixed-rate debt, is estimated based on the published market prices for the same or similar issues. Management has designated this measurement as a Level 2 fair value measurement. The fair value of our Credit Facility (as defined below) approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to us. Management has designated this measurement as Level 3. Fair value information regarding our debt is as follows:

(in thousands)	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
2030 Notes	$500,000	$505,415	$—	$—
2026 Notes	$—	$—	$400,000	$400,516
Credit Facility	$—	$—	$44,000	$44,000

See Note 7. Debt for additional information regarding our debt as of March 31, 2025.

The carrying values of our other financial instruments, consisting of cash, accounts receivable, financing receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $180.3 million and $171.5 million at March 31, 2025 and December 31, 2024, respectively.

Related Parties

We and ConocoPhillips, a significant stockholder, and/or its affiliates are parties to long-term water gathering and handling and water supply agreements. Under the water gathering and handling agreements, ConocoPhillips and/or its affiliates have dedicated to us all of the produced water generated from acreage in certain defined areas in the Permian Basin. Under the water supply agreement, which was amended and restated in 2024, we have the first right to supply recycled water and groundwater to ConocoPhillips and its affiliates for their operations in New Mexico within the dedicated acreage.

As of March 31, 2025 and December 31, 2024, we had receivables of $32.1 million and $12.0 million, respectively, from ConocoPhillips that were recorded in “Accounts Receivable from Affiliate” on the condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, we had payables of $3.6 million and $0.7 million, respectively, to ConocoPhillips that were recorded in “Payables to Affiliate” on the condensed consolidated balance sheet. Revenues related to ConocoPhillips were $41.6 million and $32.1 million, respectively, for the three months ended March 31, 2025 and 2024.

In January 2025, we entered into an agreement with ConocoPhillips to purchase three water ponds for $3.7 million which will be paid for through a $0.04 per barrel credit applied to certain of ConocoPhillips’ monthly revenue billings. During the three months ended March 31, 2025, we applied $0.5 million in credits to ConocoPhillips’ revenue billings related to repayment of these water ponds.

Collaborative Arrangements

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips, Exxon Mobil Corporation and Coterra Energy Inc. (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. We account for reimbursements of research and development costs under the JIP as contra-expenses in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within the collaborative arrangement. We classify advance billings or receivables recorded as “Accrued and Other Current Liabilities” or “Other Receivables,” respectively, on our condensed consolidated balance sheet. See Note 3. Additional Financial Statement Information.

Total research and development expense related to the JIP, which is split equally among alliance members, was $2.2 million and $2.6 million, respectively, for the three months ended March 31, 2025 and 2024.

Financing Receivable

We have an agreement with a third party to construct and operate a water separation facility on their behalf. The amount due for the construction costs is treated as a financing receivable and is reported on our condensed consolidated balance sheet at its amortized cost. As of March 31, 2025, the remaining discounted balance due from the third party was $2.5 million and is included in “Other Receivables” on the condensed consolidated balance sheet. Income related to services performed to operate the facility is recorded in “Other Revenues.”

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this ASU require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. Additionally, the amendments also require more granular disclosure regarding total selling expenses and an entity's definition of those expenses. This ASU was updated in January 2025, under ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify that this ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 and may be applied prospectively or retrospectively. We are currently assessing the impact of this standard on our condensed consolidated financial statements and related disclosures.

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

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	March 31,	December 31,
	2025	2024
Other Receivables
Insurance and Third-Party Receivables for Remediation Expenses	$5,722	$5,149
Reimbursable Research and Development Receivable	1,569	207
Property Insurance Receivable	2,337	2,337
Financing Receivable	2,467	3,242
Reimbursable Projects	1,778	2,894
Total Other Receivables	$13,873	$13,829

Other Current Assets
Prepaid Insurance	$5,011	$7,257
Income Tax Receivable	2,205	—
Prepaids and Deposits	3,279	3,161
Total Other Current Assets	$10,495	$10,418

Accrued and Other Current Liabilities
Accrued Operating Expense	$27,320	$28,897
Accrued Capital Costs	8,575	4,023
Accrued Interest	626	8,067
Accrued Compensation	5,118	12,651
Accrued General and Administrative Expense	2,881	2,244
Sales Tax Payable	2,208	12,721
Operating Lease Liabilities	1,530	1,568
Finance Lease Liabilities	743	571
Contingent Consideration Liability	1,961	1,024
Advance Billings for Reimbursable Research and Development Expense	813	431
Tax-Related Partnership Distribution Payable	1,340	1,340
Other	2,390	3,802
Total Accrued and Other Current Liabilities	$55,505	$77,339

Other Long-Term Liabilities
Noncurrent Operating Lease Liabilities	$13,751	$14,040
Noncurrent Finance Lease Liabilities	2,139	1,747
Contingent Consideration Liability	1,292	1,548
Total Other Long-Term Liabilities	$17,182	$17,335

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended
	March 31,
	2025	2024
Depreciation, Amortization and Accretion Expense
Depreciation of Property, Plant and Equipment	$10,370	$9,839
Amortization of Intangible Assets	8,804	9,263
Accretion of Asset Retirement Obligations	367	319
Amortization of Finance Right-of-Use Assets	215	—
Total Depreciation, Amortization and Accretion Expense	$19,756	$19,421

Other Operating Expense, Net
Loss (Gain) on Disposal of Assets, Net	$91	$(54)
Transaction Costs	884	7
Abandoned Projects	237	729
Other	(100)	(102)
Other Operating Expense, Net	$1,112	$580

Interest Expense
Interest on Debt Instruments	$8,787	$8,301
Amortization of Debt Issuance Costs	635	766
Interest on Finance Lease Obligations	48	—
Total Interest Expense	9,470	9,067
Less: Capitalized Interest	(240)	(629)
Total Interest Expense, Net	$9,230	$8,438

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	March 31,	December 31,
	2025	2024
Wells, Facilities, Water Ponds and Related Equipment	$631,419	$626,182
Pipelines	470,957	460,455
Vehicles, Equipment, Site Improvements and Other	30,632	30,375
Assets Subject to Depreciation	1,133,008	1,117,012
Land	43,654	43,618
Projects and Construction in Progress	36,467	28,151
Total Property, Plant and Equipment	1,213,129	1,188,781
Accumulated Depreciation	(170,009)	(160,176)
Total Property, Plant and Equipment, Net	$1,043,120	$1,028,605

Accrued PP&E additions totaled $14.9 million and $14.2 million, respectively, at March 31, 2025 and December 31, 2024.

Abandoned Assets

During the three months ended March 31, 2025, we recognized $0.5 million in plugging and abandonment expense related to two stand-alone produced water handling facilities that were no longer economically beneficial to the operations of the Company. This expense is included in “Abandoned Well Costs” in the condensed consolidated statements of operations.

During the three months ended March 31, 2024, we recognized $0.3 million in plugging and abandonment expense related to a stand-alone produced water handling facility that was no longer economically beneficial to the operations of the Company. This expense is included in “Abandoned Well Costs” in the condensed consolidated statements of operations.

Abandoned Projects

During the three months ended March 31, 2025 and 2024, we recorded $0.2 million and $0.7 million, respectively, in abandoned project expense related to the write-off of permits for water handling facilities and right-of-way easements that either expired prior to use or that we no longer planned to use for future projects. Abandoned project expense is recorded in “Other Operating Expense, Net” in the condensed consolidated statements of operations.

5. Acquisitions

Crosstek Business Acquisition

In February 2025, we acquired intellectual property rights, a skilled workforce and assets from Crosstek Membrane Technology LLC (“Crosstek”) to help us accelerate our entry into broader industrial markets, including industrial water and wastewater treatment. Crosstek provides high recovery water treatment solutions for numerous water and wastewater markets. Crosstek operates across multiple states in the United States and develops projects which apply reverse osmosis technology for industrial customers to improve water recycling efficiency. Total consideration for the acquisition was $2.9 million, which consisted of $2.0 million in cash paid to the seller and a sales-based contingent consideration of up to $1.0 million to be paid over a four-year contractual period, which amount was discounted based on expected cash payments. The contingent consideration of $0.9 million is included in “Accrued and Other Current Liabilities.”

We allocated $2.8 million of the purchase price to “Intangible Assets, Net,” which primarily consists of patents, processes and technologies, customer relationships and trademarks. The remaining $0.1 million of the purchase price was allocated to “Property, Plant and Equipment.”

6.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with certain of the legacy owners of Aris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed by simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Aris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Aris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at March 31, 2025.

As of March 31, 2025 and December 31, 2024, the estimated TRA liability totaled $58.9 million and $49.9 million, respectively, of which $0.2 million and $0.1 million, respectively, was recorded in “Accrued and Other Current Liabilities.”

If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and change of control events) or the TRA terminates early (at our election or as a result of our breach), we could be required to make an immediate lump-sum payment (or “early termination payment”) under the terms of the TRA, which can be significantly impacted by the closing price of our Class A shares on the applicable termination date or change in control date. We currently do not anticipate experiencing a change of control or an early termination of the TRA.

7.Debt

Our debt consists of the following:

(in thousands)	March 31,	December 31,
	2025	2024
7.250% Senior Notes due 2030	$500,000	$—
7.625% Senior Sustainability-Linked Notes due 2026	—	400,000
Credit Facility (1)	—	44,000
Total Long-Term Debt	500,000	444,000
Less: Unamortized Debt Issuance Costs	(9,887)	(2,338)
Total Long-Term Debt, Net of Debt Issuance Costs	490,113	441,662
Insurance Premium Financing Liability	4,522	6,725
Total Debt	$494,635	$448,387
(1)	We had no outstanding borrowings under our Credit Facility as of March 31, 2025. Any future borrowings are subject to the terms described below. Our Credit Facility borrowings bore a weighted average interest rate of 7.408% at December 31, 2024.

7.250% Senior Notes due 2030

On March 25, 2025, we issued $500.0 million aggregate principal amount of the 2030 Notes, which mature on April 1, 2030. A portion of the proceeds was used as payment for the satisfaction and discharge of the 2026 Notes, the full repayment of borrowings under the Credit Facility and for general corporate purposes.

The 2030 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility (see below). The 2030 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiaries. Interest on the 2030 Notes is payable on April 15 and October 15 of each year.

We may redeem all or part of the 2030 Notes at any time on or after April 15, 2027 at redemption prices ranging from 103.625% of the principal amount of the 2030 Notes on or after April 15, 2027 to 100% on or after April 15, 2029, plus accrued and unpaid interest, if any. In addition, prior to April 15, 2027, we may redeem up to 40% of the aggregate principal amount of the 2030 Notes, if certain conditions are met, at a redemption price of 107.250% of the principal amount of the 2030 Notes, plus accrued and unpaid interest, if any. At any time prior to April 15, 2027, we may also redeem the 2030 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2030 Notes plus a “make-whole” premium and accrued and unpaid interest, if any. If we undergo a change of control, we may be required to repurchase all or a portion of the 2030 Notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest, if any.

Satisfaction and Discharge of 7.625% Senior Sustainability-Linked Notes due 2026

Our 2026 Notes were due on April 1, 2026. In March 2025, pursuant to the terms of the indentures governing the 2026 Notes, Aris LLC issued a notice of full redemption and used a portion of the proceeds from the 2030 Notes as an irrevocable deposit with the trustee to fund the payment of the $400.0 million outstanding principal amount and the $15.3 million of accrued and unpaid interest associated with the 2026 Notes on the scheduled redemption date of April 1, 2025. The $400.0 million cash we deposited with the trustee is reported within financing activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2025 as “Satisfaction and Discharge of 2026 Notes,” and the $15.3 million of accrued and unpaid interest is included in the operating activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2025.

After the irrevocable deposit with the trustee, our obligations under the indentures were satisfied and discharged and the transactions were accounted for as debt extinguishments.

Upon extinguishment of the 2026 Notes we derecognized the $415.3 million aggregate outstanding principal and related accrued and unpaid interest obligations associated with the 2026 Notes and $2.0 million of unamortized debt issuance costs associated with the 2026 Notes. Accordingly, we recognized a loss of $2.5 million on the extinguishment of the 2026 Notes during the three months ended March 31, 2025, which is included in “Other” expense in our condensed consolidated statements of operations.

Credit Facility

Our amended and restated credit agreement (as it may be amended and/or restated from time to time, the “Credit Agreement”) provides for, among other things, (i) commitments of $350.0 million, (ii) a maturity date of October 12, 2027, (iii) loans made under our revolving credit facility (the “Credit Facility”) and unused commitment fees to be determined based on a leverage ratio ranging from 3.00:1.00 to 4.50:1.00, (iv) an accordion feature permitting the Company to seek an increase of the Credit Facility of up to $150.0 million, subject to certain conditions, (v) a leverage ratio covenant which comprises a maximum total funded debt to EBITDA ratio, net of $40.0 million of unrestricted cash and cash equivalents if the facility is drawn, and net of all unrestricted cash and cash equivalents if the facility is undrawn, (vi) a leverage ratio covenant test level which is currently 4.50 to 1.00 and (vii) a secured leverage covenant of 2.50 to 1.00.

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

We used a portion of the proceeds from the issuance of the 2030 Notes to fully repay the then outstanding borrowings under the Credit Facility. As of March 31, 2025, we had $3.3 million in letters of credit outstanding and $346.7 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Aris LLC or any of its subsidiaries, other than certain excluded assets. As of March 31, 2025, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2024, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $8.8 million. The insurance premium financing is repayable in monthly installments of principal and interest through September 2025. As of March 31, 2025, the remaining balance was $4.5 million and is included in “Insurance Premium Financing Liability” on the condensed consolidated balance sheet.

8.Leases

In the normal course of business, we enter into lease agreements to support our operations. Our operating leased assets include right-of-way easements for our wells and facilities, office space and other assets. Our finance leases include field vehicles.

Balance Sheet Information

The following table shows the classification and location of our right-of-use assets and lease liabilities on our condensed consolidated balance sheet:

(in thousands)	March 31,	December 31,
	2025	2024
Operating Leases
Assets
Operating Lease Right-of-Use Assets, Net	$14,573	$15,016
Liabilities
Accrued and Other Current Liabilities	1,530	1,568
Other Long-Term Liabilities	13,751	14,040

Finance Leases
Assets
Property, Plant and Equipment	$3,765	$2,902
Less: Accumulated Depreciation	(386)	(171)
Total Property, Plant and Equipment, Net	3,379	2,731
Liabilities
Accrued and Other Current Liabilities	743	571
Other Long-Term Liabilities	2,139	1,747

Statement of Operations Information

The following table provides the components of lease costs recognized in our condensed consolidated statements of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2025	2024
Operating Lease Costs
Direct Operating Costs (1)	$328	$336
General and Administrative (1)	540	517
Finance Lease Costs
Amortization of Right-of-Use Assets (2)	215	—
Interest on Lease Obligations (3)	48	—
Total Lease Cost	$1,131	$853
(1)	Does not include short-term lease costs.
(2)	Included in “Depreciation, Amortization and Accretion” in our condensed consolidated statements of operations.
(3)	Included in “Interest Expense, Net” in our condensed consolidated statements of operations.

During the third quarter of 2024, we entered into an agreement to begin leasing a portion of our field vehicles, which are accounted for as finance leases and primarily have an initial term of 48 months. As of March 31, 2025, we had 69 vehicle leases.

Short-term Leases

Our short-term lease costs, consisting primarily of field equipment rentals, totaled $2.7 million and $3.1 million, respectively, for the three months ended March 31, 2025 and 2024.

Cash Flow Information

The following table summarizes supplemental cash flow information related to our leases:

(in thousands)	Three Months Ended March 31,
	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$751	$620
Operating Cash Flows from Finance Leases	45	—
Financing Cash Flows from Finance Leases	195	—
Right-of-Use Assets Obtained in Exchange for Lease Liabilities, Net
Operating Leases	$191	$333
Finance Leases	863	—

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to our leases:

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (Years)
Operating Leases	6.7	6.9
Finance Leases	3.6	3.7
Weighted Average Discount Rate
Operating Leases	6.42%	6.42%
Finance Leases	7.45%	7.45%

Annual Lease Maturities

The following table provides maturities of our lease liabilities at March 31, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2025	$1,656	$700	$2,356
2026	1,977	933	2,910
2027	3,302	910	4,212
2028	2,868	716	3,584
2029	2,423	33	2,456
Thereafter	6,819	—	6,819
Total Lease Payments	19,045	3,292	22,337
Less: Interest	(3,764)	(410)	(4,174)
Present Value of Lease Liabilities	$15,281	$2,882	$18,163

Subleases

We have two subleases related to our previous office space in Houston, Texas. The subtenants are responsible for monthly fixed rent and certain operating expenses associated with the office building, including utilities, which are considered variable lease payments. The sublease income is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense in the condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, we recognized total sublease income of $0.1 million and $0.2 million, respectively, including variable lease payments.

9.Income Taxes

Our predecessor, Aris LLC, is a Delaware limited liability company treated as a partnership for federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during periods prior to the IPO. Aris LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including Aris Inc., and except for Texas franchise tax, any taxable income of Aris LLC is reported in the respective tax returns of its members.

Income Tax Expense

We recorded income tax expense of $0.1 million for the three months ended March 31, 2025, which included deferred income tax expense of $2.2 million, offset by a current tax benefit of $2.1 million. We recorded income tax expense of $2.6 million for the three months ended March 31, 2024, of which $0.5 million was current, and the remainder was deferred.

Effective Tax Rate

We record our income tax expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the three months ended March 31, 2025 and 2024 was 0.4% and 13.3%, respectively. The difference between the federal statutory rate and our ETR for the three months ended March 31, 2025 is primarily due to the impact of the noncontrolling interest and windfall tax benefit from stock-based compensation vesting. The difference between the federal statutory rate and our ETR for three months ended March 31, 2024 is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our “Deferred Income Tax Assets, Net” on the condensed consolidated balance sheet increased $8.4 million during the three months ended March 31, 2025, as a result of a deferred tax benefit from stock-based compensation vesting and a deferred tax benefit from exchanges of Class B shares to Class A shares that occurred during the period, offset partially by a deferred tax expense for income during the period.

Tax Examinations

Aris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2020 through 2024.

10.Stockholders’ Equity

Redemptions

During the three months ended March 31, 2025 and 2024, 1,000,000 and zero Aris LLC units, respectively, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.14 per share for the first quarter of 2025 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.14 per unit was paid to unit holders of Aris LLC for the first quarter of 2025, subject to the same payment and record dates.

Our Board of Directors declared a dividend on our Class A common stock for the second quarter of 2025 of $0.14 per share. In conjunction with the dividend payment, a distribution of $0.14 per unit will be paid to unit holders of Aris LLC. The dividend will be paid on June 18, 2025 to holders of record of our Class A common stock as of the close of business on June 5, 2025. The distribution to unit holders of Aris LLC will be subject to the same payment and record dates.

Treasury Stock

During the three months ended March 31, 2025 and 2024, 326,025 shares and 108,814 shares, respectively, of our Class A common stock were withheld for the payment of taxes due on shares of common stock issued to employees under our 2021 Equity Incentive Plan.

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

11.Commitments and Contingencies

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

Delivery Commitment

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water through June 2030. As of March 31, 2025, the remaining minimum commitment was $19.9 million, undiscounted.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of March 31, 2025, we had purchase obligations and commitments of approximately $14.3 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three months ended March 31, 2025 and 2024, we recognized $1.1 million and $0.4 million of expense, respectively, related to environmental matters that were recorded in “Direct Operating Costs” in the condensed consolidated statements of operations. As of March 31, 2025, we accrued insurance proceeds and third-party receivables of $5.7 million, which is included in “Other Receivables.” As of December 31, 2024, we accrued insurance proceeds and third-party receivables of $6.0 million, of which $5.1 million are included in “Other Receivables” and $0.9 million are included in “Other Assets.” We believe these proceeds are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

12.Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except for share and per share amounts)	2025	2024
Net Income Attributable to Stockholders' Equity	$16,000	$16,830
Less: Net Income Attributable to Noncontrolling Interest	7,389	9,207
Net Income Attributable to Aris Water Solutions, Inc.	8,611	7,623
Participating Basic Earnings (1)	(519)	(512)
Basic Net Income Attributable to Aris Water Solutions, Inc.	$8,092	$7,111
Reallocation of Participating Net Income	6	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$8,098	$7,111

Basic Weighted Average Shares Outstanding	31,393,532	30,354,014
Dilutive Performance-Based Stock Units	872,121	-
Dilutive Weighted Average Shares Outstanding	32,265,653	30,354,014

Basic Net Income Per Share of Class A Common Stock	$0.26	$0.23
Diluted Net Income Per Share of Class A Common Stock	$0.25	$0.23

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating basic earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs and vested but unissued RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 27,349,121 weighted average shares of Class B common stock outstanding and no PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025.

A total of 27,543,565 weighted average shares of Class B common stock outstanding and all PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2024.

13.Stock-Based Compensation

Our 2021 Equity Incentive Plan allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	2,175,931	$11.94
Granted	713,731	28.84
Forfeited	(41,498)	12.24
Vested	(919,289)	12.63
Outstanding at March 31, 2025	1,928,875	$18.23

The RSUs generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of March 31, 2025, approximately $32.9 million of compensation cost related to unvested RSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	569,338	$18.79
Granted	220,076	39.27
Vested	(5,807)	26.73
Outstanding at March 31, 2025	783,607	$24.62

On December 31, 2024, the performance period ended for 107,225 PSUs previously issued. Each PSU was converted into 1.57 shares representing a total of 168,742 shares of Class A common stock that were issued in February 2025.

The PSUs granted in 2025 were granted to management under the 2021 Equity Incentive Plan and have the following performance criteria:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the beginning of the first performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of March 31, 2025, approximately $14.6 million of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.7 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the three months ended March 31, 2025:

Assumptions
Risk-free Interest Rate	3.94%
Volatility Range	15.93% - 195.34%

14. Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) or decision-making group, in making decisions on how to allocate resources and assess performance. Our CODM is the Chief Executive Officer.

Prior to the completion of the Crosstek Acquisition in February 2025, as discussed in Note 5. Acquisitions, we operated as a single reportable segment, which reflected how our business was managed and the nature of our services. Following the Crosstek Acquisition, we re-evaluated our reportable segments and determined that we operate under two reportable segments as discussed below. Prior period information has been adjusted to reflect the new segment structure.

Our reportable segments include:

●	Water Gathering and Processing – The Water Gathering and Processing segment is comprised of two primary revenue streams, Produced Water Handling and Water Solutions. Our Produced Water Handling revenue is driven by the volumes of produced water we gather from our customers, and our Water Solutions revenue is driven by the quantities of recycled produced water and groundwater delivered to our customers to support their well completion activities in the Permian Basin.
●	Corporate and Other – The Corporate and Other segment is comprised of our Beneficial Reuse operations, Industrial Water operations (including the Crosstek Acquisition) and other business operations that are not material to be presented separately. Our corporate operations are also included in this reportable segment.

Our CODM assesses the performance of our business and decides how to allocate resources based on segment net income. The CODM also uses results based on segment net income to evaluate income generated from segment assets in deciding how to allocate resources. Results based on segment net income are used to monitor budget versus actual results. We do not have intra-entity sales or transfers.

All of our assets reside in the United States. Assets are reviewed by the CODM at a consolidated level, using total consolidated assets on the balance sheet, and no measure of segment assets is provided to the CODM. Significant expenses provided to and reviewed by the CODM primarily include “Direct Operating Costs” and “General and Administrative” expenses, which are included in the condensed consolidated statements of operations.

Summarized financial information by business segment is shown below:

(in thousands)	Three Months Ended March 31, 2025
	Water Gathering and Processing	Corporate and Other	Consolidated
Revenue	$120,251	$240	$120,491
Cost of Revenue
Direct Operating Costs	50,188	—	50,188
Depreciation, Amortization and Accretion	19,128	628	19,756
Total Cost of Revenue	69,316	628	69,944
Operating Costs and Expenses
Abandoned Well Costs	462	—	462
General and Administrative	—	20,010	20,010
Research and Development Expense	—	1,128	1,128
Other Operating Expense, Net	237	875	1,112
Total Operating Expenses	699	22,013	22,712
Operating Income	50,236	(22,401)	27,835
Other Expense
Interest Expense, Net	—	9,230	9,230
Other	—	2,535	2,535
Total Other Expense	—	11,765	11,765
Income (Loss) Before Income Taxes	50,236	(34,166)	16,070
Income Tax Expense	—	70	70
Net Income (Loss)	50,236	(34,236)	16,000
Net Income Attributable to Noncontrolling Interest	—	7,389	7,389
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$50,236	$(41,625)	$8,611

(in thousands)	Three Months Ended March 31, 2024
	Water Gathering and Processing	Corporate and Other	Consolidated
Revenue	$103,406	$—	$103,406
Cost of Revenue
Direct Operating Costs	39,646	—	39,646
Depreciation, Amortization and Accretion	18,798	623	19,421
Total Cost of Revenue	58,444	623	59,067
Operating Costs and Expenses
Abandoned Well Costs	335	—	335
General and Administrative	—	14,501	14,501
Research and Development Expense	—	1,065	1,065
Other Operating Expense (Income), Net	729	(149)	580
Total Operating Expenses	1,064	15,417	16,481
Operating Income	43,898	(16,040)	27,858
Other Expense
Interest Expense, Net	—	8,438	8,438
Other	—	1	1
Total Other Expense	—	8,439	8,439
Income (Loss) Before Income Taxes	43,898	(24,479)	19,419
Income Tax Expense	—	2,589	2,589
Net Income (Loss)	43,898	(27,068)	16,830
Net Income Attributable to Noncontrolling Interest	—	9,207	9,207
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$43,898	$(36,275)	$7,623

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three months ended March 31, 2025, included elsewhere in this report, as well as our 2024 Annual Report, which includes disclosures regarding our significant accounting policies and critical accounting estimates as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the period covered by this report, there were no material changes to the significant accounting policies and critical accounting estimates disclosed in the 2024 Annual Report.

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

Prior to the completion of the Crosstek Acquisition in February 2025, as discussed in Item 1. Financial Statements - Note 5. Acquisitions and Note 14. Segment Information, we operated as a single segment, which reflected how our business was managed and the nature of our services. Following the Crosstek Acquisition, we re-evaluated our reportable segments and now report two distinct business segments which include our Water Gathering and Processing segment and our Corporate and Other segment.

First Quarter 2025 Results

Significant financial and operating highlights for the consolidated company for the three months ended March 31, 2025 include:

●	Total revenue of $120.5 million, an increase of 17% as compared with the first quarter of 2024
●	Net income of $16.0 million, a decrease of 5% as compared with the first quarter of 2024
●	Adjusted EBITDA (non-GAAP financial measure) of $56.5 million, an increase of 6% as compared with the first quarter of 2024
●	Dividend paid on our Class A common stock for the first quarter of 2025 of $0.14 per share, along with a distribution of $0.14 per unit paid to unit holders of Aris LLC, an increase of 56% as compared with the dividend paid during the first quarter of 2024
●	We completed a satisfaction and discharge of all $400 million of outstanding 7.625% Senior Sustainability-Linked Notes due 2026 (the “2026 Notes”) and also issued $500 million of 7.250% Senior Notes due 2030 (the “2030 Notes”)
●	We completed the Crosstek Acquisition to help us accelerate our entry into broader industrial markets, including industrial water and wastewater treatment for total consideration of $2.9 million

Significant financial and operating highlights for the Water Gathering and Processing segment for the three months ended March 31, 2025 include:

●	Total produced water handling volumes of 1,191 thousand barrels of water per day (“kbwpd”), an increase of 3% as compared with the first quarter of 2024
●	Total water solutions volumes sold of 559 kbwpd, an increase of 54% as compared with the first quarter of 2024
●	Direct operating costs per barrel of $0.32, an increase of 10% as compared with the first quarter of 2024
●	Gross margin per barrel of $0.32, consistent with the first quarter of 2024
●	Adjusted Operating Margin per Barrel (non-GAAP financial measure) of $0.44, a decrease of 4% as compared with the first quarter of 2024

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

In addition, commodity prices have been and are continuing to be impacted by multiple factors such as tariffs, geopolitical tensions, supply disruptions, recessionary concerns and responses by the members of the Organization of Petroleum Exporting Countries and other oil exporting nations to market conditions. In March 2025, OPEC+ announced oil production increases. During the three months ended March 31, 2025, the average West Texas Intermediate (“WTI”) crude oil spot price was $71.78 as compared with average WTI spot prices of $77.50 during the three months ended March 31, 2024. A portion of our revenue is directly exposed to fluctuations in the price of crude oil because one of our largest customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. According to the terms of the contract, the per barrel fee increases when WTI exceeds a certain base price. In addition, skim oil sales revenue is directly exposed to fluctuations in the price of crude oil.

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

Our long-term, fee-based produced water handling contracts are generally subject to annual CPI-based adjustments. However, many of our contractual CPI-based adjustments are capped at a maximum annual increase and, therefore, our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. If inflation is higher than our contractually allowed fee increases, we could experience negative impacts to our operating margins. With regards to tariffs, we are in close contact with our suppliers as they assess any impact to their costs. At this time, we do not anticipate any material direct impact related to tariffs but are monitoring for any potentially broad inflationary pressure.

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

Results of Operations

Results of operations for the consolidated company were as follows for the three-month periods ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
Revenue
Produced Water Handling	$57,306	$59,106	$(1,800)	(3)%
Produced Water Handling—Affiliates	34,872	26,827	8,045	30%
Water Solutions	20,656	11,702	8,954	77%
Water Solutions—Affiliates	6,759	5,242	1,517	29%
Other Revenue	898	529	369	70%
Total Revenue	120,491	103,406	17,085	17%
Cost of Revenue
Direct Operating Costs	50,188	39,646	10,542	27%
Depreciation, Amortization and Accretion	19,756	19,421	335	2%
Total Cost of Revenue	69,944	59,067	10,877	18%
Operating Costs and Expenses
Abandoned Well Costs	462	335	127	38%
General and Administrative	20,010	14,501	5,509	38%
Research and Development Expense	1,128	1,065	63	6%
Other Operating Expense, Net	1,112	580	532	92%
Total Operating Expenses	22,712	16,481	6,231	38%
Operating Income	27,835	27,858	(23)	-%
Interest Expense, Net	9,230	8,438	792	9%
Other	2,535	1	2,534	253,400%
Income Before Income Taxes	16,070	19,419	(3,349)	(17)%
Income Tax Expense	70	2,589	(2,519)	(97)%
Net Income	$16,000	$16,830	$(830)	(5)%

Water Gathering and Processing Segment

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for or sell to our customers.

Our volumes were as follows for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	2025 vs. 2024
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,191	1,159	32	3%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	475	337	138	41%
Groundwater Volumes Sold	84	27	57	211%
Total Water Solutions Volumes	559	364	195	54%
Total Volumes	1,750	1,523	227	15%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.86	$0.81	$0.05	6%
Water Solutions Revenue/Barrel	$0.55	$0.51	$0.04	8%
Revenue/Barrel of Total Volumes (2)	$0.76	$0.74	$0.02	3%
Direct Operating Costs/Barrel	$0.32	$0.29	$0.03	10%
Gross Margin/Barrel (3)	$0.32	$0.32	$0.00	-%
Adjusted Operating Margin/Barrel (4)	$0.44	$0.46	$(0.02)	(4)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	Gross Margin is calculated as Total Revenue less Total Cost of Revenue.
(4)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	2025 vs. 2024
Skim Oil Volumes (bpd)	1,962	1,729	233	13%
Skim Oil Volumes/Produced Water Handling Volumes	0.16%	0.15%	0.01%	7%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$61.95	$68.72	$(6.77)	(10)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of our Water Gathering and Processing segment revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands, except per unit amounts)	March 31,
	2025	2024
Produced Water Handling Fees	$81,236	$75,123
Skim Oil Sales Revenue	10,942	10,810
Total Produced Water Handling Revenue	$92,178	$85,933

Produced Water Handling Fees/Bbl	$0.76	$0.71
Skim Oil Sales Revenue/Bbl	0.10	0.10
Total Produced Water Handling Revenue/Bbl	$0.86	$0.81

Produced water handling revenues increased for the three months ended March 31, 2025 as compared with the three months ended March 31, 2024 primarily due to:

●	an increase of $6.1 million primarily related to higher prices as well as a 32 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements, and
●	an increase of $0.1 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received, partially offset by lower prices received.

Water Solutions Revenue

Water solutions revenues increased for the three months ended March 31, 2025 as compared with the three months ended March 31, 2024 primarily due to:

●	an increase of $5.8 million related to a 138 kbwpd increase in recycled produced water volumes, and
●	an increase of $4.7 million related to a 57 kbwpd groundwater volume increase.

Other Revenues

During the third quarter of 2024, we finalized an agreement with a third party to construct and operate a water separation facility on their behalf. We recorded $0.7 million in “Other Revenue” related to the services performed to operate the facility during the three months ended March 31, 2025. See Item 1. Financial Statements ─ Note 2. Significant Accounting Policies. Other Revenue during the three months ended March 31, 2024 primarily included revenue related to capital recovery charges from third parties.

Expenses

An analysis of our Water Gathering and Processing segment expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended March 31, 2025 increased $10.5 million as compared with the three months ended March 31, 2024, primarily as a result of higher produced water handling volumes and water solutions volumes during the three months ended March 31, 2025 and included higher contractor expense of $3.0 million, higher groundwater expense of $2.5 million and higher electricity and fuel expense of $2.0 million. The $0.03 increase in direct operating costs on a per barrel basis was also primarily related to the higher expenses described above during the three months ended March 31, 2025.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three months ended March 31, 2025 as compared with the three months ended March 31, 2024 slightly increased due to higher depreciation expense related to new assets placed in service.

Abandoned Well Costs

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Other Operating Expense, Net

Other operating expense, net includes abandoned projects. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information and Note 4. Property, Plant and Equipment.

Corporate and Other Segment

Recent Developments

Crosstek Acquisition

In February 2025, we acquired intellectual property rights, a skilled workforce and assets from Crosstek Membrane Technology LLC to help us accelerate our entry into broader industrial markets, including industrial water and wastewater treatment. Total consideration for the acquisition was $2.9 million, which consisted of $2.0 million in cash paid to the seller and a sales-based contingent consideration of up to $1.0 million to be paid over a four-year contractual period, which amount was discounted based on expected cash payments. See Item 1. Financial Statements ─ Note 5. Acquisitions.

Mineral Extraction Agreement

In the second quarter of 2024, we signed a letter of intent for a development partner to construct an iodine extraction facility, as we continue to evaluate commercial opportunities for mineral extraction. We are in the process of site selection at one of our Permian Basin produced water management facilities, and our goal is for this facility to be operational by early 2026.

NAWI Agreement

In April 2024, we signed an agreement with the National Alliance for Water Innovation (“NAWI”) to further investigate treatment of produced water using one of the pilot technologies, working with alliance members and Texas A&M University, New Mexico State University, SLAC National Accelerator Laboratory and other parties. Operational data was collected in November 2024 for this study, and the team continues to evaluate this data to further our understanding of produced water treatment.

UCLA Agreement

In the fourth quarter of 2024, we signed an agreement with the University of California Los Angeles (“UCLA”) to examine various pathways to extract magnesium and other potentially valuable metals and minerals from produced water. Bench testing of synthetic brines commenced during the three months ended March 31, 2025 and will move to testing on actual produced water brines later this year.

Beneficial Reuse Joint Industry Project

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips, Exxon Mobil Corporation and Coterra Energy Inc. (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Our goal under the JIP is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of the alliance members. The treated water has the potential for use in a variety of applications, including non-consumptive agriculture, surface water replenishment and industrial uses. The alliance members are working with appropriate regulators to ensure that end-use applications are properly permitted, including surface discharge. Specifically, we have submitted two permit applications to the Texas Commission on Environmental Quality to permit discharge of clean water to a local reservoir. Our pilot-to-commercialization work with treatment technologies includes several phases, with a goal to complete Phase 1 testing and performance evaluation of pilot technologies by the end of the second quarter of 2025. We are in the planning process for Phase 2 testing which will build upon and scale Phase 1 and is expected to launch in the second half of 2025.

Expenses

An analysis of our corporate and other segment expenses is as follows:

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three months ended March 31, 2025 remained relatively flat as compared with the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $5.5 million for the three months ended March 31, 2025 as compared with the three months ended March 31, 2024 primarily due to higher compensation and benefits, including payroll taxes, of $3.1 million and higher stock-based compensation of $2.3 million. Stock-based compensation expense was $5.5 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water, including expense related to the JIP. Research and development expense slightly increased for the three months ended March 31, 2025 as compared with the three months ended March 31, 2024 due to internal beneficial reuse research and development. For the three months ended March 31, 2025 and 2024, total research and development expense related to the JIP, which is split equally among alliance members, was $2.2 million and $2.6 million, respectively.

Other Operating Expense, Net

Other operating expense, net includes net gains and losses on asset sales, transaction costs and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2025	2024
Interest on Debt Instruments	$8,787	$8,301
Amortization of Debt Issuance Costs	635	766
Interest on Finance Lease Obligations	48	—
Total Interest Expense	9,470	9,067
Less: Amounts Capitalized	(240)	(629)
Interest Expense, Net	$9,230	$8,438

Total interest expense for the three months ended March 31, 2025 increased as compared with the three months ended March 31, 2024 primarily due to borrowings under our revolving credit facility. The average outstanding debt balance for the three months ended March 31, 2025 was $463 million compared with $426 million for the three months ended March 31, 2024. Interest expense, net for the three months ended March 31, 2025 increased as compared with the three months ended March 31, 2024 due to a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

Other

Other expense for the three months ended March 31, 2025 is related to the loss on debt extinguishment for the satisfaction and discharge of the 2026 Notes. See Item 1. Financial Statements ─ Note 7. Debt.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board of Directors, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan, as well as for comparative purposes within our industry. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt extinguishment; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as litigation expenses, severance costs and amortization expense related to the implementation costs of our new enterprise resource planning system), less any gains on the sale of assets. Adjusted EBITDA is a non-GAAP financial measure.

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Our Adjusted Operating Margin and Adjusted Operating Margin per Barrel measures are related to our water gathering and processing segment, as they are dependent upon the volume of produced water we gather and handle, the volume of recycled water and groundwater we sell, the fees we charge for such services and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as Gross Margin (Total Revenue less Total Cost of Revenue) plus Depreciation, Amortization and Accretion. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled or sold. Adjusted Operating Margin and Adjusted Operating Margin per Barrel are non-GAAP financial measures.

We seek to maximize our Adjusted Operating Margin in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, power expenses for handling and treatment facilities, direct labor costs, chemical costs, water filtration expenses, groundwater expenses, workover expenses and repair and maintenance costs comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin incrementally benefits from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs and reduced power consumption.

The following table sets forth a reconciliation of the consolidated company’s net income as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2025	2024
Net Income	$16,000	$16,830
Interest Expense, Net	9,230	8,438
Income Tax Expense	70	2,589
Depreciation, Amortization and Accretion	19,756	19,421
Abandoned Well Costs	462	335
Stock-Based Compensation	5,690	3,521
Abandoned Projects	237	729
Loss (Gain) on Disposal of Assets, Net	91	(54)
Loss on Debt Extinguishment	2,535	—
Transaction Costs	884	7
Research and Development Expense	1,128	1,065
Other	456	227
Adjusted EBITDA	$56,539	$53,108

The following table sets forth a reconciliation of our Water Gathering and Processing segment’s Gross Margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

	Three Months Ended
(in thousands)	March 31,
	2025	2024
Total Revenue	$120,251	$103,406
Cost of Revenue	(69,316)	(58,444)
Gross Margin	50,935	44,962
Depreciation, Amortization and Accretion	19,128	18,798
Adjusted Operating Margin	$70,063	$63,760
Total Volumes (thousands of barrels)	157,492	138,603
Gross Margin/Barrel	$0.32	$0.32
Adjusted Operating Margin/Barrel	$0.44	$0.46

Liquidity and Capital Resources

Overview

Our primary needs for cash are permitting, development and construction of water handling and recycling assets to meet customers’ needs and the payment of contractual obligations, including debt and working capital obligations. When appropriate, we may enhance shareholder returns by returning capital to shareholders, such as through dividend payments and share buybacks (to the extent determined by our Board of Directors). Funding for these cash needs may be provided by any combination of internally generated cash flow, borrowings under our Credit Facility or accessing the capital markets. We believe that our cash flows, availability under our Credit Facility and leverage profile provide us with the financial flexibility to fund attractive growth opportunities in the future.

On December 31, 2024, the performance period ended for 107,225 PSUs previously issued. Each PSU was converted into 1.57 shares representing a total of 168,742 shares of Class A common stock that were issued in February 2025.

As of March 31, 2025, we had a cash balance of $24.6 million and working capital, defined as current assets less current liabilities, of $69.7 million. In March 2025, we issued $500.0 million aggregate principal amount of the 2030 Notes, which mature on April 1, 2030. A portion of the proceeds thereof was used as payment for the satisfaction and discharge of the 2026 Notes and to fully repay the outstanding borrowings and accrued interest under the Credit Facility at that time. See Item 1. Financial Statements ─ Note 7. Debt. As of March 31, 2025, we had $500.0 million of principal amount of the 2030 Notes outstanding, $3.3 million in letters of credit outstanding and $346.7 million of availability under our Credit Facility. We were in compliance with the covenants under our Credit Facility and the indenture governing the 2030 Notes as of March 31, 2025. As of May 5, 2025, we had no outstanding balance under our Credit Facility. The borrowings are generally used to fund our capital program.

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of March 31, 2025, the remaining minimum commitment under this agreement was $19.9 million, undiscounted. As of March 31, 2025, we had short-term purchase obligations for products and services of approximately $14.3 million due in the next twelve months. See Item 1. Financial Statements ─ Note 11. Commitments and Contingencies.

Dividends and Distributions

Our Board of Directors declared a dividend of $0.14 per share for the first quarter of 2025 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.14 per unit was paid to unit holders of Aris LLC for the first quarter, subject to the same payment and record dates.

Our Board of Directors declared a dividend on our Class A common stock for the second quarter of 2025 of $0.14 per share. In conjunction with the dividend payment, a distribution of $0.14 per unit will be paid to unit holders of Aris LLC. The dividend will be paid on June 18, 2025 to holders of record of our Class A common stock as of the close of business on June 5, 2025. The distribution to unit holders of Aris LLC will be subject to the same payment and record dates.

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities totaled $6.8 million as compared with $43.8 million provided by operating activities for the three months ended March 31, 2024. The net decrease was primarily related to a net decrease of $54.4 million in working capital items for the three months ended March 31, 2025, primarily related to an increase in accounts receivable balances and a decrease in accrued liabilities and other, compared to a de minimis amount of change in working capital items for the three months ended March 31, 2024. The increase in accounts receivable balances during the three months ended March 31, 2025 primarily related to our affiliate balances, and the decrease in accrued liabilities and other primarily related to sales tax payments, accrued interest payments for the 2026 Notes and accrued compensation payments made during the three months ended March 31, 2025.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities totaled $22.3 million as compared with $19.6 million for the three months ended March 31, 2024 and was primarily related to expenditures for property, plant and equipment. The increase in expenditures during the three months ended March 31, 2025 was primarily related to the $2.0 million cash paid for the Crosstek Acquisition. See Item 1. Financial Statements ─ Note 5. Acquisitions.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities totaled $25.0 million and included the satisfaction and discharge of all $400.0 million aggregate principal amount of the 2026 Notes and the issuance of the $500.0 million aggregate principal amount of the 2030 Notes and the related $9.9 million payments of debt issuance costs. The three months ended March 31, 2025 also included net Credit Facility repayments of $44.0 million, $8.6 million in dividends and distributions payments, $10.0 million of treasury stock repurchases related to tax withholding on stock awards that vested and $2.3 million in payments related to the insurance premium financing. For the three months ended March 31, 2024, net cash used in financing activities totaled $8.6 million and consisted of net Credit Facility repayments and borrowings of zero, $5.4 million in dividends and distributions payments, $1.3 million of treasury stock repurchases related to tax withholding on stock awards that vested and $1.9 million in payments related to the insurance premium financing.

Capital Requirements

We expect our capital expenditures will be between approximately $85.0 million to $105.0 million for 2025, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2024 Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of March 31, 2025, we had no outstanding borrowings under our Credit Facility, as we used a portion of the proceeds from the issuance of the 2030 Notes to fully repay the then outstanding borrowings under the Credit Facility. The outstanding borrowings under our Credit Facility generally bear a rate of interest at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. During the reporting period, there have been no material changes to the status of the legal proceedings previously disclosed in Part 1, Item 3 of our 2024 Annual Report. In the opinion of our management, there are no other pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock occurring in the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2025 - 3/31/2025	-	$-	-	-
2/1/2025 - 2/28/2025 (1)	54,533	28.06	-	-
3/1/2025 - 3/31/2025 (1)	271,492	31.28	-	-
Total	326,025	$30.74	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1

Indenture, dated as of March 25, 2025, by and among Aris Water Holdings, LLC, the guarantors named therein and Computershare Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2025, File No. 001-40955).

4.2	Form of 7.250% Senior Notes due 2030 (included in Exhibit 4.1).

31.1*	Certification of Amanda M. Brock pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephan E. Tompsett pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Amanda M. Brock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Stephan E. Tompsett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

May 7, 2025	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer