Form 10-Q
period 2025-06-30
Aris Water Solutions, Inc.
filed 2025-08-11
CIK 1865187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, the registrant had 32,709,033 shares of Class A common stock, $0.01 par value per share, and 26,467,109 shares of Class B common stock, $0.01 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”) and found elsewhere in this Quarterly Report, including, but not limited to, the following:

●	the impact of the ongoing Russia-Ukraine and Middle Eastern conflicts on the global economy, including its impacts on financial markets and the energy industry;
●	the level of capital spending and development by oil and gas companies, including potential reductions in capital expenditures by oil and gas producers in response to commodity price volatility and/or reduced demand;
●	our reliance on a limited number of customers and a particular region for substantially all of our revenues;
●	the risk that the Merger (as defined below) between the Company and WES (as defined below) may not be completed on the anticipated terms and expected timing, or at all, including obtaining required regulatory approvals and stockholder approval;
●	the possibility that any of the anticipated benefits of the Merger will not be realized or will not be realized within the expected time period;
●	the risk that disruptions from the Merger will harm our business, including current plans and operations and that management's time and attention will be diverted on Merger-related issues;
●	potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the Merger;
●	potential litigation relating to the Merger that could be instituted against us or our directors or officers;
●	our ability to successfully implement our business plan;
●	regional impacts to our business, including our infrastructure assets within the Delaware Basin and Midland Basin formations of the Permian Basin;

●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	the impact of competition on our operations, including our ability to renew or replace expiring contracts on acceptable terms;
●	the degree to which our exploration and production customers may elect to operate their water-management services in-house rather than outsource these services to companies like us;
●	changes in general economic conditions and commodity prices;
●	our customers’ ability to complete and produce new wells;
●	our ability to comply with covenants contained in our debt instruments;
●	risks related to acquisitions, organic growth projects and other commercial opportunities that we may pursue, such as using treated produced water for industrial purposes or mineral extraction from produced water, including our ability to realize their expected benefits;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	our ability to retain key management and employees and to hire and retain skilled labor;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and federal and state governmental regulations, including those related to hydraulic fracturing, accessing water, handling of produced water, carbon pricing, taxation of emissions, seismic activity, drilling and right-of-way access on federal and state lands and various other matters;
●	delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
●	advances in technologies or practices that reduce the amount of water used or produced in the oil and gas production process, thereby reducing demand for our services;
●	changes in global political or economic conditions, both generally, and in the specific markets we serve, such as economic slowdown or recession, or uncertainty regarding the timing, pace and extent of an economic recovery;
●	trade policy of domestic and foreign governments, including the imposition of tariffs or other levies on cross-border movement of goods and services;
●	physical, electronic and cybersecurity breaches;

●	accidents, weather, seasonality or other events affecting our business;
●	changes in laws, regulations or policies;
●	the effects of litigation or other disputes;
●	plans, objectives, expectations and intentions contained in this report that are not historical; and
●	the other risks described in our 2024 Annual Report filed with the United States Securities and Exchange Commission (“SEC”).

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Aris Water Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share and per share amounts)	June 30,	December 31,
	2025	2024
Assets
Cash	$57,359	$28,673
Accounts Receivable, Net	66,878	63,016
Accounts Receivable from Affiliate	24,418	12,016
Other Receivables	13,222	13,829
Other Current Assets	8,728	10,418
Total Current Assets	170,605	127,952
Fixed Assets
Property, Plant and Equipment	1,245,013	1,188,781
Accumulated Depreciation	(180,435)	(160,176)
Total Property, Plant and Equipment, Net	1,064,578	1,028,605
Intangible Assets, Net	180,709	195,223
Goodwill	34,585	34,585
Deferred Income Tax Assets, Net	7,199	1,735
Operating Lease Right-of-Use Assets, Net	15,714	15,016
Other Assets	3,485	5,284
Total Assets	$1,476,875	$1,408,400
Liabilities and Stockholders' Equity
Accounts Payable	$22,627	$20,182
Payables to Affiliate	3,567	941
Insurance Premium Financing Liability	2,281	6,725
Accrued and Other Current Liabilities	70,386	77,339
Total Current Liabilities	98,861	105,187
Long-Term Debt, Net of Debt Issuance Costs	490,522	441,662
Asset Retirement Obligations	22,930	21,865
Tax Receivable Agreement Liability	58,700	49,844
Other Long-Term Liabilities	18,200	17,335
Total Liabilities	689,213	635,893
Commitments and Contingencies (see Note 11)
Stockholders' Equity
Preferred Stock $0.01 par value, 50,000,000 authorized. None issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Common Stock $0.01 par value, 600,000,000 authorized, 33,636,716 issued and 32,650,610 outstanding as of June 30, 2025; 31,516,468 issued and 30,857,526 outstanding as of December 31, 2024	335	314
Class B Common Stock $0.01 par value, 180,000,000 authorized, 26,493,565 issued and outstanding as of June 30, 2025; 27,493,565 issued and outstanding as of December 31, 2024	264	274
Treasury Stock (at Cost), 986,106 shares as of June 30, 2025; 658,492 shares as of December 31, 2024	(19,037)	(8,988)
Additional Paid-in-Capital	411,779	380,565
Retained Earnings	19,522	13,676
Total Stockholders' Equity Attributable to Aris Water Solutions, Inc.	412,863	385,841
Noncontrolling Interest	374,799	386,666
Total Stockholders' Equity	787,662	772,507
Total Liabilities and Stockholders' Equity	$1,476,875	$1,408,400

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Produced Water Handling	$62,243	$54,815	$119,549	$113,921
Produced Water Handling — Affiliate	35,964	28,614	70,836	55,441
Water Solutions	19,397	13,795	40,053	25,497
Water Solutions — Affiliate	5,762	3,453	12,521	8,695
Other Revenue	726	440	1,624	969
Total Revenue	124,092	101,117	244,583	204,523
Cost of Revenue
Direct Operating Costs	58,227	40,194	108,415	79,840
Cost of Goods Sold	127	—	127	—
Depreciation, Amortization and Accretion	19,972	19,707	39,728	39,128
Total Cost of Revenue	78,326	59,901	148,270	118,968
Operating Costs and Expenses
Abandoned Well Costs	998	(25)	1,460	310
General and Administrative	17,699	16,037	37,709	30,538
Research and Development Expense	946	1,128	2,074	2,193
Other Operating (Income) Expense, Net	(208)	157	904	737
Total Operating Expenses	19,435	17,297	42,147	33,778
Operating Income	26,331	23,919	54,166	51,777
Other Expense
Interest Expense, Net	9,567	8,813	18,797	17,251
Other	—	—	2,535	1
Total Other Expense	9,567	8,813	21,332	17,252
Income Before Income Taxes	16,764	15,106	32,834	34,525
Income Tax Expense	2,680	1,994	2,750	4,583
Net Income	14,084	13,112	30,084	29,942
Net Income Attributable to Noncontrolling Interest	7,433	7,147	14,822	16,354
Net Income Attributable to Aris Water Solutions, Inc.	$6,651	$5,965	$15,262	$13,588

Net Income Per Share of Class A Common Stock
Basic	$0.19	$0.18	$0.45	$0.41
Diluted	$0.19	$0.18	$0.44	$0.41
Weighted Average Shares of Class A Common Stock Outstanding
Basic	32,702,834	30,549,092	32,048,183	30,451,553
Diluted	33,494,725	30,589,997	32,880,189	30,472,005

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2025	2024
Cash Flow from Operating Activities
Net Income	$30,084	$29,942
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Tax Expense	4,397	3,770
Depreciation, Amortization and Accretion	39,728	39,128
Stock-Based Compensation	11,937	8,214
Abandoned Well Costs	1,460	310
Loss on Disposal of Assets, Net	219	114
Abandoned Projects	237	745
Amortization of Debt Issuance Costs, Net	1,306	1,436
Loss on Debt Extinguishment	2,535	—
Other	177	735
Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,862)	(5,524)
Accounts Receivable from Affiliate	(12,402)	(6,169)
Other Receivables	1,482	(665)
Other Current Assets	2,355	2,975
Accounts Payable	2,686	1,818
Payables to Affiliate	(1,024)	(215)
Accrued Liabilities and Other	(15,158)	(18,467)
Net Cash Provided by Operating Activities	66,157	58,147

Cash Flow from Investing Activities
Property, Plant and Equipment Expenditures	(40,814)	(56,879)
Cash Paid for Acquisitions	(15,231)	—
Proceeds from the Sale of Property, Plant and Equipment	4,629	94
Net Cash Used in Investing Activities	(51,416)	(56,785)

Cash Flow from Financing Activities
Dividends and Distributions Paid	(17,108)	(11,817)
Repurchase of Shares for the Payment of Withholding Taxes	(10,049)	(1,326)
Repayment of Credit Facility	(89,000)	(15,000)
Proceeds from Credit Facility	45,000	37,000
Proceeds from 2030 Notes	500,000	—
Satisfaction and Discharge of 2026 Notes	(400,000)	—
Payment of Debt Issuance Costs Related to 2030 Notes	(9,914)	—
Payment of Insurance Premium Financing	(4,615)	(3,756)
Payment of Finance Leases	(369)	—
Net Cash Provided by Financing Activities	13,945	5,101

Net Increase in Cash	28,686	6,463
Cash, Beginning of Period	28,673	5,063
Cash, End of Period	$57,359	$11,526

Supplementary Cash Flow Data
Cash Paid for Interest	$16,154	$16,805
Cash Paid for Income Taxes	$1,755	$561

The accompanying notes are an integral part of these condensed consolidated financial statements

Aris Water Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2025
(in thousands, except for share and per share amounts)	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Retained	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Earnings	Interest	Equity
Balance at January 1, 2025	$314	31,516,468	$274	27,493,565	$380,565	$(8,988)	658,942	$13,676	$386,666	$772,507
Redemption of Class B Shares for Class A Shares	10	1,000,000	(10)	(1,000,000)	13,843	-	-	-	(13,843)	-
Stock-Based Compensation Expense	11	1,093,838	-	-	12,778	-	-	-	(7,099)	5,690
Increase in TRA Liability Related to Share Redemption	-	-	-	-	(8,887)	-	-	-	-	(8,887)
Deferred Tax Assets Acquired	-	-	-	-	10,579	-	-	-	-	10,579
Dividends and Distributions ($0.14 per share or unit)	-	-	-	-	-	-	-	(4,634)	(4,028)	(8,662)
Purchase of Treasury Stock	-	-	-	-	-	(10,023)	326,025	-	-	(10,023)
Net Income	-	-	-	-	-	-	-	8,611	7,389	16,000
Balance at March 31, 2025	$335	33,610,306	$264	26,493,565	$408,878	$(19,011)	984,967	$17,653	$369,085	$777,204
Stock-Based Compensation Expense	-	26,410	-	-	3,619	-	-	-	2,628	6,247
Deferred Tax Liabilities Acquired	-	-	-	-	(718)	-	-	-	-	(718)
Tax-Related Partnership Distribution Payable	-	-	-	-	-	-	-	-	(467)	(467)
Dividends and Distributions ($0.14 per share or unit)	-	-	-	-	-	-	-	(4,782)	(3,880)	(8,662)
Purchase of Treasury Stock	-	-	-	-	-	(26)	1,139	-	-	(26)
Net Income	-	-	-	-	-	-	-	6,651	7,433	14,084
Balance at June 30, 2025	$335	33,636,716	$264	26,493,565	$411,779	$(19,037)	986,106	$19,522	$374,799	$787,662

	Three and Six Months Ended June 30, 2024
(in thousands, except for share and per share amounts)	Class A		Class B		Additional			Retained Earnings	Non-	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		(Accumulated	controlling	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Amount	Shares	Deficit)	Interest	Equity
Balance at January 1, 2024	$306	30,669,932	$275	27,543,565	$365,766	$(5,133)	418,319	$(87)	$363,989	$725,116
Stock-Based Compensation Expense	4	428,044	-	-	4,503	-	-	-	(986)	3,521
Deferred Tax Assets Acquired	-	-	-	-	224	-	-	-	-	224
Dividends and Distributions ($0.09 per share or unit)	-	-	-	-	-	-	-	(2,884)	(2,601)	(5,485)
Purchase of Treasury Stock	-	-	-	-	(18)	(1,581)	131,921	-	18	(1,581)
Net Income	-	-	-	-	-	-	-	7,623	9,207	16,830
Balance at March 31, 2024	$310	31,097,976	$275	27,543,565	$370,475	$(6,714)	550,240	$4,652	$369,627	$738,625
Stock-Based Compensation Expense	-	6,250	-	-	2,509	-	-	-	2,184	4,693
Deferred Tax Liabilities Acquired	-	-	-	-	(578)	-	-	-	-	(578)
Dividends and Distributions ($0.105 per share or unit)	-	-	-	-	-	-	-	(3,382)	(3,051)	(6,433)
Purchase of Treasury Stock	-	-	-	-	-	(16)	1,048	-	-	(16)
Net Income	-	-	-	-	-	-	-	5,965	7,147	13,112
Balance at June 30, 2024	$310	31,104,226	$275	27,543,565	$372,406	$(6,730)	551,288	$7,235	$375,907	$749,403

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

Planned Merger of the Company with Western Midstream Partners, LP

On August 6, 2025, Aris Inc. and Aris LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Western Midstream Partners, LP, a Delaware limited partnership (“WES”) and wholly-owned subsidiaries of WES, pursuant to which, and upon the terms and subject to the conditions set forth therein, Aris Inc. and Aris LLC will be acquired and continue as wholly-owned subsidiaries of WES (the “Merger”). Upon the terms and subject to the conditions of the Merger Agreement, each unit of Aris LLC and corresponding share of Class B common stock together and each share of Class A common stock will be converted into the right to receive, pursuant to an election, one of the following forms of consideration: (i) a combination of 0.450 common units representing limited partner interests in WES (the “WES Common Units”), and $7.00 in cash, (ii) $25.00 in cash (the “Cash Election Consideration”), provided that the Cash Election Consideration is subject to proration to ensure that the aggregate amount of cash paid in the Merger does not exceed $415 million, (iii) 0.625 WES Common Units, or (iv) in the event of a failure to deliver an election, 0.625 WES Common Units.

The Merger Agreement contains certain termination rights for the Company and WES, including, among other customary termination rights: (i) by either the Company or WES, if (A) the closing is not consummated on or prior to February 6, 2026, subject to a 90-day extension in certain circumstances for the sole purpose of obtaining regulatory clearances or (B) the Company stockholder approval is not obtained at the stockholder meeting; (ii) by WES, prior to the receipt of the Company stockholder approval, in the event of a change of recommendation by the Company board, or (iii) by the Company, prior to the receipt of the Company stockholder approval and if the Company has complied in all material respects with its obligations under the non-solicitation covenant of the Merger Agreement, in order to enter into a definitive agreement with respect to a superior offer, subject to the obligation of the Company to pay WES the termination fee described below.

The Merger Agreement further provides that, if the Merger Agreement is terminated (i) by WES in the event of a change of recommendation by the Company board or (ii) by the Company to enter into a definitive agreement providing for a superior offer, the Company would be required to pay WES a termination fee of $57 million.

Simultaneously with the execution of the Merger Agreement, the Company, WES and stockholders representing a majority in interest of the TRA Holders (as defined in footnote 6 below) entered into an amendment to the Tax Receivable Agreement, dated as of October 26, 2021 (the “TRA” and such amendment, the “TRA Amendment”). The consummation of the transactions contemplated by the Merger Agreement would constitute a change of control (as defined in the TRA), which would trigger the obligation to make an early termination payment (as defined in the TRA) to the TRA Holders under the TRA estimated to be approximately $183.4 million. Pursuant to the TRA Amendment, upon the closing of the Merger, the TRA will be terminated in its entirety and the Company, WES and their respective affiliates will not have any further obligations under the TRA other than those obligations set forth in the TRA Amendment. On the closing date of the Merger, the Company will make aggregate payments of $80 million in cash to the TRA Holders. The TRA Amendment will terminate and be of no force and effect upon (i) the termination of the Merger Agreement, (ii) an amendment to the Merger Agreement that changes the form or reduces the amount of the merger consideration or (iii) the occurrence of a change of control other than the one contemplated by the Merger Agreement.

The above description of the Merger Agreement, the TRA Amendment and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement or the TRA Amendment.

2.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

All dollar amounts, except per share/unit amounts, in the condensed consolidated financial statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Revision of Previously Issued Financial Statements

As previously disclosed in our Quarterly Report for the three months ended March 31, 2025, we have revised the Tax Receivable Agreement liability and the related Deferred Income Tax Assets, Net and Additional Paid-in-Capital balances to correct immaterial misstatements. The amounts as of June 30, 2024 in these financial statements have been revised and are presented as “As Revised” in the table below:

(in thousands)	Balance at June 30, 2024
Ending Additional Paid-in-Capital and Total Stockholders' Equity	As Previously Reported	Revision	As Revised
Additional Paid-in-Capital	$335,183	$37,223	$372,406
Total Stockholders' Equity	712,180	37,223	749,403

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

Noncontrolling Interest

As of June 30, 2025, we own approximately 55% of Aris LLC. Our condensed consolidated financial statements include a noncontrolling interest representing the percentage of Aris LLC units not held by us.

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

Business Combinations

We account for business combinations under Accounting Standards Codification 805 – Business Combinations, which, among other things, requires the allocation of the company’s purchase price to the various assets and liabilities of the acquired business at their respective fair values at the date of acquisition. Any excess of the acquisition price over the fair values of the identifiable assets and liabilities is recorded as goodwill, provided that the criteria for defining a business are met.

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. Transaction costs associated with business combinations are expensed as incurred and are in included in “Other Operating (Income) Expense, Net” in the condensed consolidated statements of operations.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

See Note 2. Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for the discussion of our significant accounting policies. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2025.

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

(in thousands)	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
2030 Notes	$500,000	$511,875	$—	$—
2026 Notes	$—	$—	$400,000	$400,516
Credit Facility	$—	$—	$44,000	$44,000

See Note 7. Debt for additional information regarding our debt as of June 30, 2025.

The carrying values of our other financial instruments, consisting of cash, accounts receivable, financing receivable, accounts payable and our insurance premium financing liability, approximate their fair values due to the short maturity of such instruments.

Intangible Assets

Intangible assets are net of accumulated amortization of $189.1 million and $171.5 million at June 30, 2025 and December 31, 2024, respectively.

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

In July 2025, we extended our water gathering and handing agreement with ConocoPhillips from May 31, 2033 to May 31, 2040.

As of June 30, 2025 and December 31, 2024, we had receivables of $24.4 million and $12.0 million, respectively, from ConocoPhillips that were recorded in “Accounts Receivable from Affiliate” on the condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, we had payables of $3.5 million and $0.7 million, respectively, to ConocoPhillips that were recorded in “Payables to Affiliate” on the condensed consolidated balance sheet. Revenues related to ConocoPhillips were $41.7 million and $32.0 million, respectively, for the three months ended June 30, 2025 and 2024. Revenues related to ConocoPhillips were $83.4 million and $64.1 million, respectively, for the six months ended June 30, 2025 and 2024.

In January 2025, we entered into an agreement with ConocoPhillips to purchase three water ponds for $3.7 million which will be paid for through a $0.04 per barrel credit applied to certain of ConocoPhillips’ monthly revenue billings. During the three and six months ended June 30, 2025, we applied $0.3 million and $0.8 million, respectively, in credits to ConocoPhillips’ revenue billings related to repayment of these water ponds.

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

Total research and development expense related to the JIP, which is split equally among alliance members, was $1.0 million and $2.6 million, respectively, for the three months ended June 30, 2025 and 2024. Total research and development expense related to the JIP was $3.2 million and $5.2 million, respectively, for the six months ended June 30, 2025 and 2024.

Financing Receivable

We have an agreement with a third party to construct and operate a water separation facility on their behalf. The amount due for the construction costs is treated as a financing receivable and is reported on our condensed consolidated balance sheet at its amortized cost. As of June 30, 2025, the remaining discounted balance due from the third party was $1.7 million and is included in “Other Receivables” on the condensed consolidated balance sheet. Income related to services performed to operate the facility is recorded in “Other Revenues.”

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

3.Additional Financial Statement Information

Balance Sheet

Other balance sheet information is as follows:

(in thousands)	June 30,	December 31,
	2025	2024
Other Receivables
Insurance and Third-Party Receivables for Remediation Expenses	$6,812	$5,149
Reimbursable Research and Development Receivable	705	207
Property Insurance Receivable	2,337	2,337
Financing Receivable	1,668	3,242
Reimbursable Projects	1,700	2,894
Total Other Receivables	$13,222	$13,829

Other Current Assets
Prepaid Insurance	$2,707	$7,257
Income Tax Receivable	2,340	—
Prepaids and Deposits	3,681	3,161
Total Other Current Assets	$8,728	$10,418

Accrued and Other Current Liabilities
Accrued Operating Expense	$30,749	$28,897
Accrued Capital Costs	8,225	4,023
Accrued Interest	9,688	8,067
Accrued Compensation	5,811	12,651
Accrued General and Administrative Expense	2,574	2,244
Sales Tax Payable	1,887	12,721
Operating Lease Liabilities	1,657	1,568
Finance Lease Liabilities	777	571
Contingent Consideration Liability	1,956	1,024
Advance Billings for Reimbursable Research and Development Expense	225	431
Tax-Related Partnership Distribution Payable	1,807	1,340
Indemnity Holdback Liability	1,450	—
Other	3,580	3,802
Total Accrued and Other Current Liabilities	$70,386	$77,339

Other Long-Term Liabilities
Noncurrent Operating Lease Liabilities	$15,065	$14,040
Noncurrent Finance Lease Liabilities	2,012	1,747
Contingent Consideration Liability	1,123	1,548
Total Other Long-Term Liabilities	$18,200	$17,335

Statement of Operations

Other statement of operations information is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation, Amortization and Accretion Expense
Depreciation of Property, Plant and Equipment	$10,474	$10,105	$20,844	$19,944
Amortization of Intangible Assets	8,880	9,264	17,684	18,527
Accretion of Asset Retirement Obligations	375	338	742	657
Amortization of Finance Right-of-Use Assets	243	—	458	—
Total Depreciation, Amortization and Accretion Expense	$19,972	$19,707	$39,728	$39,128

Other Operating (Income) Expense, Net
Loss on Disposal of Assets, Net	$128	$168	$219	$114
Transaction Costs	42	89	926	96
Abandoned Projects	—	16	237	745
Other	(378)	(116)	(478)	(218)
Other Operating (Income) Expense, Net	$(208)	$157	$904	$737

Interest Expense
Interest on Debt Instruments	$9,076	$8,596	$17,863	$16,897
Amortization of Debt Issuance Costs	705	763	1,340	1,529
Interest on Finance Lease Obligations	52	—	100	—
Total Interest Expense	9,833	9,359	19,303	18,426
Less: Capitalized Interest	(266)	(546)	(506)	(1,175)
Total Interest Expense, Net	$9,567	$8,813	$18,797	$17,251

4.Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful service life of the asset.

PP&E consists of the following:

(in thousands)	June 30,	December 31,
	2025	2024
Wells, Facilities, Water Ponds and Related Equipment	$651,213	$626,182
Pipelines	478,223	460,455
Vehicles, Equipment, Site Improvements and Other	30,308	30,375
Assets Subject to Depreciation	1,159,744	1,117,012
Land	43,654	43,618
Projects and Construction in Progress	41,615	28,151
Total Property, Plant and Equipment	1,245,013	1,188,781
Accumulated Depreciation	(180,435)	(160,176)
Total Property, Plant and Equipment, Net	$1,064,578	$1,028,605

Accrued PP&E additions totaled $16.6 million and $14.2 million, respectively, at June 30, 2025 and December 31, 2024.

Abandoned Assets

During the three and six months ended June 30, 2025, we recognized $1.0 million and $1.5 million, respectively, in plugging and abandonment expense related to two stand-alone produced water handling facilities that were no longer economically beneficial to the operations of the Company and a portion of a pipeline that was above ground and no longer in service. This expense is included in “Abandoned Well Costs” in the condensed consolidated statements of operations.

During the six months ended June 30, 2024, we recognized $0.3 million in plugging and abandonment expense related to a stand-alone produced water handling facility that was no longer economically beneficial to the operations of the Company. This expense is included in “Abandoned Well Costs” in the condensed consolidated statements of operations.

Abandoned Projects

During the six months ended June 30, 2025 and 2024, we recorded $0.2 million and $0.7 million, respectively, in abandoned project expense related to the write-off of permits for water handling facilities and right-of-way easements that either expired prior to use or that we no longer planned to use for future projects. Abandoned project expense is recorded in “Other Operating (Income) Expense, Net” in the condensed consolidated statements of operations.

5. Acquisitions

Reeves County Asset Acquisition

In the second quarter of 2025, we completed the purchase of five produced water handling facilities and approximately 787 acres of land (unaudited) in Reeves County, Texas from a third party (the “Reeves County Acquisition”) for total cash consideration of $13.2 million, inclusive of transaction costs, and subject to an additional $1.5 million indemnity holdback liability. This purchase was considered an asset acquisition, and the allocation of consideration conveyed consisted of $10.1 million to produced water handling facilities, which is recorded in “Property, Plant and Equipment,” $0.4 million allocated to a power contract, which is recorded in “Intangible Assets, Net,” $1.5 million related to an indemnity holdback liability, which is recorded in “Accrued and Other Current Liabilities” and $0.4 million related to an asset retirement obligation, which is recorded in “Asset Retirement Obligations” on the condensed consolidated balance sheet.

At the time of purchase, we allocated $4.6 million to the 787 acres of land (unaudited) acquired. Concurrent with the purchase, we sold the land to a third party for $4.5 million and recorded a $0.1 million loss which is included in “Other Operating (Income) Expense, Net” in the condensed consolidated statements of operations and “Loss on Disposal of Assets, Net” in the condensed consolidated statements of cash flows.

Crosstek Business Acquisition

In February 2025, we acquired intellectual property rights, a skilled workforce and assets from Crosstek Membrane Technology LLC (“Crosstek”) (the “Crosstek Acquisition”) to help us accelerate our entry into broader industrial markets, including industrial water and wastewater treatment. Crosstek provides high recovery water treatment solutions for numerous water and wastewater markets. Crosstek operates across multiple states in the United States and develops projects which apply reverse osmosis technology for industrial customers to improve water recycling efficiency. Total consideration for the acquisition was $2.9 million, which consisted of $2.0 million in cash paid to the seller and a sales-based contingent consideration of up to $1.0 million to be paid over a four-year contractual period, which amount was discounted based on expected cash payments. The contingent consideration of $0.9 million is included in “Accrued and Other Current Liabilities.”

We allocated $2.8 million of the purchase price to “Intangible Assets, Net,” which primarily consists of patents, processes and technologies, customer relationships and trademarks. The remaining $0.1 million of the purchase price was allocated to “Property, Plant and Equipment.”

6.Tax Receivable Agreement Liability

Our tax receivable agreement (“TRA”) with certain of the legacy owners of Aris LLC units (each such person, a “TRA Holder,” and together, the “TRA Holders”) generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed by simplifying assumptions to address the impact of state and local taxes) or, are deemed to realize in certain circumstances, in periods after our initial public offering (the “IPO”) as a result of certain increases in tax basis that occur as a result of our acquisition or Aris LLC’s redemption, respectively, of all or a portion of such TRA Holder’s Aris LLC units in connection with the IPO or pursuant to the exercise of a redemption right or call right. We retain the remaining 15% of these cash savings. The future benefit of these cash savings is included, alongside other tax attributes, in our total deferred income tax asset balance at June 30, 2025.

As of June 30, 2025 and December 31, 2024, the estimated TRA liability totaled $58.9 million and $49.9 million, respectively, of which $0.2 million and $0.1 million, respectively, was recorded in “Accrued and Other Current Liabilities.”

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

On August 6, 2025, the Company entered into an amendment to the TRA. See the discussion of the TRA Amendment in Note 1. Organization and Background of Business.

7.Debt

Our debt consists of the following:

(in thousands)	June 30,	December 31,
	2025	2024
7.250% Senior Notes due 2030	$500,000	$—
7.625% Senior Sustainability-Linked Notes due 2026	—	400,000
Credit Facility (1)	—	44,000
Total Long-Term Debt	500,000	444,000
Less: Unamortized Debt Issuance Costs	(9,478)	(2,338)
Total Long-Term Debt, Net of Debt Issuance Costs	490,522	441,662
Insurance Premium Financing Liability	2,281	6,725
Total Debt	$492,803	$448,387
(1)	We had no outstanding borrowings under our Credit Facility as of June 30, 2025. Any future borrowings are subject to the terms described below. Our Credit Facility borrowings bore a weighted average interest rate of 7.408% at December 31, 2024.

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

Satisfaction and Discharge of 7.625% Senior Sustainability-Linked Notes due 2026

Our 2026 Notes were due on April 1, 2026. In March 2025, pursuant to the terms of the indentures governing the 2026 Notes, Aris LLC issued a notice of full redemption and used a portion of the proceeds from the 2030 Notes as an irrevocable deposit with the trustee to fund the payment of the $400.0 million outstanding principal amount and the $15.3 million of accrued and unpaid interest associated with the 2026 Notes on the scheduled redemption date of April 1, 2025. The $400.0 million cash we deposited with the trustee is reported within financing activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2025 as “Satisfaction and Discharge of 2026 Notes,” and the $15.3 million of accrued and unpaid interest is included in the operating activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2025.

After the irrevocable deposit with the trustee, our obligations under the indentures were satisfied and discharged, and the transactions were accounted for as debt extinguishments. Upon extinguishment of the 2026 Notes, we derecognized the $415.3 million aggregate outstanding principal and related accrued and unpaid interest obligations associated with the 2026 Notes and $2.0 million of unamortized debt issuance costs associated with the 2026 Notes. Accordingly, we recorded a loss of $2.5 million on the extinguishment of the 2026 Notes during the six months ended June 30, 2025, which is included in “Other” expense in our condensed consolidated statements of operations.

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

We used a portion of the proceeds from the issuance of the 2030 Notes to fully repay the then outstanding borrowings under the Credit Facility. As of June 30, 2025, we had $3.3 million in letters of credit outstanding and $346.7 million in revolving commitments available.

The Credit Facility is secured by all the real and material personal property owned by Aris LLC or any of its subsidiaries, other than certain excluded assets. As of June 30, 2025, we were in compliance with all covenants contained in the Credit Facility.

Insurance Premium Financing

In the fourth quarter of 2024, we entered into a short-term agreement with a third-party to finance certain insurance premiums for an aggregate amount of $8.8 million. The insurance premium financing is repayable in monthly installments of principal and interest through September 2025. As of June 30, 2025, the remaining balance was $2.3 million and is included in “Insurance Premium Financing Liability” on the condensed consolidated balance sheet.

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

Balance Sheet Information

The following table shows the classification and location of our right-of-use assets and lease liabilities on our condensed consolidated balance sheet:

(in thousands)	June 30,	December 31,
	2025	2024
Operating Leases
Assets
Operating Lease Right-of-Use Assets, Net	$15,714	$15,016
Liabilities
Accrued and Other Current Liabilities	1,657	1,568
Other Long-Term Liabilities	15,065	14,040

Finance Leases
Assets
Property, Plant and Equipment	$3,886	$2,902
Less: Accumulated Depreciation	(629)	(171)
Total Property, Plant and Equipment, Net	3,257	2,731
Liabilities
Accrued and Other Current Liabilities	777	571
Other Long-Term Liabilities	2,012	1,747

Statement of Operations Information

The following table provides the components of lease costs recognized in our condensed consolidated statements of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Lease Costs
Direct Operating Costs (1)	$397	$340	$725	$676
General and Administrative (1)	485	517	1,025	1,034
Research and Development Expense (1)	12	—	12	—
Finance Lease Costs
Amortization of Right-of-Use Assets (2)	243	—	458	—
Interest on Lease Obligations (3)	52	—	100	—
Total Lease Cost	$1,189	$857	$2,320	$1,710
(1)	Does not include short-term lease costs.
(2)	Included in “Depreciation, Amortization and Accretion” in our condensed consolidated statements of operations.
(3)	Included in “Interest Expense, Net” in our condensed consolidated statements of operations.

During the third quarter of 2024, we entered into an agreement to begin leasing a portion of our field vehicles, which are accounted for as finance leases and primarily have an initial term of 48 months. As of June 30, 2025, we had 71 vehicle leases.

Short-term Leases

Our short-term lease costs, consisting primarily of field equipment rentals, totaled $3.6 million and $3.7 million, respectively, for the three months ended June 30, 2025 and 2024 and $6.3 million and $6.8 million, respectively, for the six months ended June 30, 2025 and 2024.

Cash Flow Information

The following table summarizes supplemental cash flow information related to our leases:

	Six Months Ended June 30,
	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$1,346	$1,209
Operating Cash Flows from Finance Leases	97	—
Financing Cash Flows from Finance Leases	369	—
Right-of-Use Assets Obtained in Exchange for Lease Liabilities, Net
Operating Leases	$1,988	$333
Finance Leases	984	—

Lease Terms and Discount Rates

The following table provides lease terms and discount rates related to our leases:

	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term (Years)
Operating Leases	6.4	6.9
Finance Leases	3.3	3.7
Weighted Average Discount Rate
Operating Leases	6.50%	6.42%
Finance Leases	7.44%	7.45%

Annual Lease Maturities

The following table provides maturities of our lease liabilities at June 30, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2025	$1,191	$479	$1,670
2026	2,192	958	3,150
2027	3,748	936	4,684
2028	3,228	742	3,970
2029	2,783	44	2,827
Thereafter	7,519	—	7,519
Total Lease Payments	20,661	3,159	23,820
Less: Interest	(3,939)	(370)	(4,309)
Present Value of Lease Liabilities	$16,722	$2,789	$19,511

Subleases

We have two subleases related to our previous office space in Houston, Texas. The subtenants are responsible for monthly fixed rent and certain operating expenses associated with the office building, including utilities, which are considered variable lease payments. The sublease income is recorded as a reduction of rent expense under our head lease and is included in “General and Administrative” expense in the condensed consolidated statements of operations. During the three months ended June 30, 2025 and 2024, we recognized total sublease income, including variable lease payments, of $0.2 million and

$0.1 million, respectively. We recognized total sublease income, including variable lease payments, of $0.3 million during each of the six months ended June 30, 2025 and 2024.

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

Income Tax Expense

We recorded income tax expense of $2.7 million and $2.8 million for the three and six months ended June 30, 2025, respectively, of which $0.5 million was a current expense for the three months ended June 30, 2025, and $1.6 million was a current tax benefit for the six months ended June 30, 2025. Deferred income tax expense for the three and six months ended June 30, 2025 was $2.2 million and $4.4 million, respectively. We recorded income tax expense of $2.0 million and $4.6 million for the three and six months ended June 30, 2024, respectively, of which $0.3 million and $0.8 million was current, respectively, and the remainder was deferred.

Effective Tax Rate

We record our income tax expense using an estimated annual effective tax rate (“ETR”) and recognize specific events discretely as they occur. The ETR for the six months ended June 30, 2025 and 2024 was 8.4% and 13.3%, respectively. The difference between the federal statutory rate and our ETR for the six months ended June 30, 2025 is primarily due to the impact of the noncontrolling interest and windfall tax benefit from stock-based compensation vesting. The difference between the federal statutory rate and our ETR for six months ended June 30, 2024 is primarily due to the impact of the noncontrolling interest.

Deferred Tax Assets

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. The balance of our “Deferred Income Tax Assets, Net” on the condensed consolidated balance sheet increased $5.5 million during the six months ended June 30, 2025, as a result of deferred tax benefits from the redemption of Class B shares for Class A shares and stock-based compensation vesting that occurred during the period, offset partially by a deferred tax expense for income during the period.

Tax Examinations

Aris LLC files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Its federal and state returns remain open to examination for tax years 2020 through 2024.

Update on Tax Legislation

On July 4, 2025, the United States Congress enacted H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including allowing for immediate expensing of research and development expenses and the expensing of unamortized, previously capitalized, qualified research and development expenses, a less restrictive limitation on the business interest deduction and the extension of 100% bonus depreciation for qualified properties. We are still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

10.Stockholders’ Equity

Redemptions

During the six months ended June 30, 2025 and 2024, 1,000,000 and zero Aris LLC units, respectively, together with an equal number of shares of our Class B common stock, were redeemed for shares of our Class A common stock on a one-for-one basis.

Dividends and Distributions

Our Board of Directors (the “Board”) declared a dividend of $0.14 per share for the first and second quarters of 2025 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.14 per unit was paid to unit holders of Aris LLC for the first and second quarters of 2025, subject to the same payment and record dates.

Our Board declared a dividend on our Class A common stock for the third quarter of 2025 of $0.14 per share. In conjunction with the dividend payment, a distribution of $0.14 per unit will be paid to unit holders of Aris LLC. The dividend will be paid on September 18, 2025 to holders of record of our Class A common stock as of the close of business on September 4, 2025. The distribution to unit holders of Aris LLC will be subject to the same payment and record dates.

The Merger Agreement provides certain restrictions on future dividends and distributions, including a cap on quarterly dividends and distributions in excess of $0.14 per share.

Treasury Stock

During the six months ended June 30, 2025 and 2024, 327,164 shares and 109,862 shares, respectively, of our Class A common stock were withheld for the payment of taxes due on shares of common stock issued to employees under our 2021 Equity Incentive Plan.

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

With limited exceptions, the Merger Agreement precludes the Company from future repurchases or acquisition of the Company’s common stock.

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

Delivery Commitment

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water through June 2030. As of June 30, 2025, the remaining minimum commitment was $17.8 million, undiscounted.

Purchase Obligations

In the normal course of business, we enter into short-term purchase obligations for products and services, primarily related to purchases of pipe, pumps and other components. As of June 30, 2025, we had purchase obligations and commitments of approximately $13.1 million due in the next twelve months.

Environmental

We are also subject to various federal, state and local laws and regulations relating to the protection of the environment. For the three months ended June 30, 2025 and 2024, we recognized a de minimis amount and $0.3 million of expense, respectively, related to environmental matters that were recorded in “Direct Operating Costs” in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, we recognized $1.1 million and $0.7 million of expense, respectively, related to environmental matters.

As of June 30, 2025, we accrued insurance proceeds and third-party receivables of $6.8 million, which is included in “Other Receivables.” As of December 31, 2024, we accrued insurance proceeds and third-party receivables of $6.0 million, of which $5.1 million are included in “Other Receivables” and $0.9 million are included in “Other Assets.” We believe these proceeds are probable to collect and are reasonably estimable. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income per share attributable to our Class A common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024
Net Income Attributable to Stockholders' Equity	$14,084	$13,112	$30,084	$29,942
Less: Net Income Attributable to Noncontrolling Interest	7,433	7,147	14,822	16,354
Net Income Attributable to Aris Water Solutions, Inc.	6,651	5,965	15,262	13,588
Participating Basic Earnings (1)	(372)	(460)	(884)	(991)
Basic Net Income Attributable to Aris Water Solutions, Inc.	$6,279	$5,505	$14,378	$12,597
Reallocation of Participating Net Income	2	-	8	-
Diluted Net Income Attributable to Aris Water Solutions, Inc.	$6,281	$5,505	$14,386	$12,597

Basic Weighted Average Shares Outstanding	32,702,834	30,549,092	32,048,183	30,451,553
Dilutive Performance-Based Stock Units	791,891	40,905	832,006	20,452
Dilutive Weighted Average Shares Outstanding	33,494,725	30,589,997	32,880,189	30,472,005

Basic Net Income Per Share of Class A Common Stock	$0.19	$0.18	$0.45	$0.41
Diluted Net Income Per Share of Class A Common Stock	$0.19	$0.18	$0.44	$0.41

(1)	Unvested shares of restricted stock and RSUs represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating basic earnings represent the distributed and undistributed earnings of the Company attributable to participating securities. Unvested RSUs and vested but unissued RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

Shares of Class B common stock are considered potentially dilutive shares of Class A common stock because they may be redeemed for shares of Class A common stock on a one-for-one basis. A total of 26,493,565 and 26,921,343 weighted average shares of Class B common stock outstanding, respectively, were determined to be antidilutive for the three and six months ended June 30, 2025 and were excluded from the computation of diluted earnings per share of Class A common stock. No PSUs outstanding were determined to be antidilutive and were excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2025.

A total of 27,543,565 weighted average shares of Class B common stock outstanding for each of the three and six months ended June 30, 2024 were determined to be antidilutive and were excluded from the computation of diluted earnings per share of Class A common stock. In addition, zero and 11,525 PSUs were determined to be antidilutive for the three and six months ended June 30, 2024, respectively, and were excluded from the computation of diluted earnings per share for those periods.

13.Stock-Based Compensation

Our 2021 Equity Incentive Plan allows for the grant of, among other types of awards, stock options; restricted stock; RSUs; and PSUs.

Restricted Stock Units

RSU activity during the period was as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	2,175,931	$11.94
Granted	713,731	28.84
Forfeited	(65,365)	13.90
Vested	(945,699)	12.82
Outstanding at June 30, 2025	1,878,598	$18.34

The RSUs generally vest in the following installments: (i) one-third at the first anniversary of the award date, (ii) one-third at the second anniversary of the award date, and (iii) one-third at the third anniversary of the award date. As of June 30, 2025, approximately $28.2 million of compensation cost related to unvested RSUs remained to be recognized over a weighted-average period of 1.2 years.

Performance-Based Restricted Stock Units

PSU activity during the period was as follows:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	569,338	$18.79
Granted	220,076	39.27
Vested	(5,807)	26.73
Outstanding at June 30, 2025	783,607	$24.62

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the beginning of the first performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of June 30, 2025, approximately $12.8 million of compensation cost related to unvested PSUs remained to be recognized over a weighted-average period of 1.4 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

We used the following assumptions to estimate the fair value of PSUs granted during the six months ended June 30, 2025:

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

Summarized financial information by business segment were as follows for the three-month periods ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30, 2025
	Water Gathering and Processing	Corporate and Other	Consolidated
Revenue	$123,748	$344	$124,092
Cost of Revenue
Direct Operating Costs	58,224	3	58,227
Cost of Goods Sold	—	127	127
Depreciation, Amortization and Accretion	19,410	562	19,972
Total Cost of Revenue	77,634	692	78,326
Operating Costs and Expenses
Abandoned Well Costs	998	—	998
General and Administrative	—	17,699	17,699
Research and Development Expense	—	946	946
Other Operating Income, Net	—	(208)	(208)
Total Operating Expenses	998	18,437	19,435
Operating Income (Expense)	45,116	(18,785)	26,331
Other Expense
Interest Expense, Net	—	9,567	9,567
Income (Loss) Before Income Taxes	45,116	(28,352)	16,764
Income Tax Expense	—	2,680	2,680
Net Income (Loss)	45,116	(31,032)	14,084
Net Income Attributable to Noncontrolling Interest	—	7,433	7,433
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$45,116	$(38,465)	$6,651

(in thousands)	Three Months Ended June 30, 2024
	Water Gathering and Processing	Corporate and Other	Consolidated
Revenue	$101,117	$—	$101,117
Cost of Revenue
Direct Operating Costs	40,194	—	40,194
Depreciation, Amortization and Accretion	19,091	616	19,707
Total Cost of Revenue	59,285	616	59,901
Operating Costs and Expenses
Abandoned Well Costs	(25)	—	(25)
General and Administrative	—	16,037	16,037
Research and Development Expense	—	1,128	1,128
Other Operating Expense, Net	16	141	157
Total Operating (Income) Expenses	(9)	17,306	17,297
Operating Income (Expense)	41,841	(17,922)	23,919
Other Expense
Interest Expense, Net	—	8,813	8,813
Income (Loss) Before Income Taxes	41,841	(26,735)	15,106
Income Tax Expense	—	1,994	1,994
Net Income (Loss)	41,841	(28,729)	13,112
Net Income Attributable to Noncontrolling Interest	—	7,147	7,147
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$41,841	$(35,876)	$5,965

Summarized financial information by business segment were as follows for the six-month periods ended June 30, 2025 and 2024:

(in thousands)	Six Months Ended June 30, 2025
	Water Gathering and Processing	Corporate and Other	Total
Revenue	$243,999	$584	$244,583
Cost of Revenue
Direct Operating Costs	108,409	6	108,415
Cost of Goods Sold	—	127	127
Depreciation, Amortization and Accretion	38,538	1,190	39,728
Total Cost of Revenue	146,947	1,323	148,270
Operating Costs and Expenses
Abandoned Well Costs	1,460	—	1,460
General and Administrative	—	37,709	37,709
Research and Development Expense	—	2,074	2,074
Other Operating Expense, Net	237	667	904
Total Operating Expenses	1,697	40,450	42,147
Operating Income (Expense)	95,355	(41,189)	54,166
Other Expense
Interest Expense, Net	—	18,797	18,797
Other	—	2,535	2,535
Total Other Expense	—	21,332	21,332
Income (Loss) Before Income Taxes	95,355	(62,521)	32,834
Income Tax Expense	—	2,750	2,750
Net Income (Loss)	95,355	(65,271)	30,084
Net Income Attributable to Noncontrolling Interest	—	14,822	14,822
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$95,355	$(80,093)	$15,262

(in thousands)	Six Months Ended June 30, 2024
	Water Gathering and Processing	Corporate and Other	Total
Revenue	$204,523	$—	$204,523
Cost of Revenue
Direct Operating Costs	79,840	—	79,840
Depreciation, Amortization and Accretion	37,889	1,239	39,128
Total Cost of Revenue	117,729	1,239	118,968
Operating Costs and Expenses
Abandoned Well Costs	310	—	310
General and Administrative	—	30,538	30,538
Research and Development Expense	—	2,193	2,193
Other Operating Expense (Income), Net	745	(8)	737
Total Operating Expenses	1,055	32,723	33,778
Operating Income (Expense)	85,739	(33,962)	51,777
Other Expense
Interest Expense, Net	—	17,251	17,251
Other	—	1	1
Total Other Expense	—	17,252	17,252
Income (Loss) Before Income Taxes	85,739	(51,214)	34,525
Income Tax Expense	—	4,583	4,583
Net Income (Loss)	85,739	(55,797)	29,942
Net Income Attributable to Noncontrolling Interest	—	16,354	16,354
Net Income (Loss) Attributable to Aris Water Solutions, Inc.	$85,739	$(72,151)	$13,588

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and prospects in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, as of and for the three and six months ended June 30, 2025, included elsewhere in this report, as well as our 2024 Annual Report, which includes disclosures regarding our significant accounting policies and critical accounting estimates as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the period covered by this report, there were no material changes to the significant accounting policies and critical accounting estimates disclosed in the 2024 Annual Report. The information provided below supplements, but does not form part of, our historical financial statements. This discussion includes forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. See Cautionary Note Regarding Forward-Looking Statements.

Business Overview

On August 6, 2025, Aris Inc. and Aris LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Western Midstream Partners, LP, a Delaware limited partnership (“WES”) and wholly-owned subsidiaries of WES, pursuant to which, and subject to the terms and conditions thereof, Aris Inc. and Aris LLC will be acquired and continue as wholly-owned subsidiaries of WES. Upon the terms and subject to the conditions of the Merger Agreement, each unit of Aris LLC and corresponding share of Class B common stock together and each share of Class A common stock will be converted into the right to receive, pursuant to an election, one of the following forms of consideration: (i) a combination of 0.450 common units representing limited partner interests in WES (the “WES Common Units”), and $7.00 in cash, (ii) $25.00 in cash (the “Cash Election Consideration”), provided that the Cash Election Consideration is subject to proration to ensure that the aggregate amount of cash paid in the Merger does not exceed $415 million, (iii) 0.625 WES Common Units, or (iv) in the event of a failure to deliver an election, 0.625 WES Common Units. Completion of the Merger remains subject to certain conditions, including the approval of the Merger by Aris Inc.’s shareholders, as well as certain governmental and regulatory approvals. The Merger is currently expected to close in the fourth quarter of 2025; however, no assurance can be given as to when, or if, the Merger will occur.

See Item 1. Financial Statements – Note 1. Organization and Background of Business for additional information on the Merger.

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

Prior to the completion of the Crosstek Acquisition in February 2025, as discussed in Item 1. Financial Statements - Note 5. Acquisitions and Note 14. Segment Information, we operated as a single segment, which reflected how our business was managed and the nature of our services. Following the Crosstek Acquisition, we re-evaluated our reportable segments and now report two distinct business segments, which include our Water Gathering and Processing segment and our Corporate and Other segment.

Second Quarter 2025 Results

Significant financial and operating highlights for the consolidated company for the three months ended June 30, 2025 include:

●	Total revenue of $124.1 million, an increase of 23% as compared with the second quarter of 2024
●	Net income of $14.1 million, an increase of 7% as compared with the second quarter of 2024
●	Adjusted EBITDA (non-GAAP financial measure) of $54.6 million, an increase of 9% as compared with the second quarter of 2024
●	Dividend paid on our Class A common stock for the second quarter of 2025 of $0.14 per share, along with a distribution of $0.14 per unit paid to unit holders of Aris LLC, an increase of 33% as compared with the dividend paid during the second quarter of 2024
●	We completed the acquisition of five produced water handling facilities and approximately 787 acres of land in Reeves County, Texas for cash consideration of $13.2 million, inclusive of transaction costs, and subject to an additional $1.5 million indemnity holdback liability. Concurrent with the purchase, we sold the land purchased during this acquisition to a third party for $4.5 million. See Item 1. Financial Statements ─ Note 5. Acquisitions.

Significant financial and operating highlights for the Water Gathering and Processing segment for the three months ended June 30, 2025 include:

●	Total produced water handling volumes of 1,234 thousand barrels of water per day (“kbwpd”), an increase of 13% as compared with the second quarter of 2024
●	Total water solutions volumes sold of 523 kbwpd, an increase of 44% as compared with the second quarter of 2024
●	Direct operating costs per barrel of $0.36, an increase of 20% as compared with the second quarter of 2024 driven by timing of maintenance expenses
●	Gross margin per barrel of $0.29, a decrease of 9% as compared with the second quarter of 2024 driven by timing of maintenance expenses and lower market prices for skim oil sales
●	Adjusted Operating Margin per Barrel (non-GAAP financial measure) of $0.41, a decrease of 11% as compared with the second quarter of 2024 driven by timing of maintenance expenses and lower market prices for skim oil sales

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

In addition, commodity prices have been and are continuing to be impacted by multiple factors such as tariffs, geopolitical tensions, supply disruptions, recessionary concerns and responses by the members of the Organization of Petroleum Exporting Countries and other oil exporting nations to market conditions. In March 2025 and July 2025, OPEC+ announced forecasted oil production increases. During the three and six months ended June 30, 2025, the average West Texas Intermediate (“WTI”) crude oil spot price was $64.57 and $68.12, respectively, as compared with average WTI spot prices of $81.81 and $79.69 during the three and six months ended June 30, 2024, respectively. A portion of our revenue is directly exposed to fluctuations in the price of crude oil because one of our largest customer contracts provides for rates that periodically fluctuate within a defined range in response to changes in WTI. According to the terms of the contract, the per barrel fee increases or decreases when WTI falls within a certain price range. In addition, skim oil sales revenue is directly exposed to fluctuations in the price of crude oil.

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

Results of Operations

Results of operations for the consolidated company were as follows for the three-month periods ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,
	2025	2024	2025 vs. 2024
Revenue
Produced Water Handling	$62,243	$54,815	$7,428	14%
Produced Water Handling—Affiliate	35,964	28,614	7,350	26%
Water Solutions	19,397	13,795	5,602	41%
Water Solutions—Affiliate	5,762	3,453	2,309	67%
Other Revenue	726	440	286	65%
Total Revenue	124,092	101,117	22,975	23%
Cost of Revenue
Direct Operating Costs	58,227	40,194	18,033	45%
Cost of Goods Sold	127	—	127	NM
Depreciation, Amortization and Accretion	19,972	19,707	265	1%
Total Cost of Revenue	78,326	59,901	18,425	31%
Operating Costs and Expenses
Abandoned Well Costs	998	(25)	1,023	(4,092)%
General and Administrative	17,699	16,037	1,662	10%
Research and Development Expense	946	1,128	(182)	(16)%
Other Operating (Income) Expense, Net	(208)	157	(365)	(232)%
Total Operating Expenses	19,435	17,297	2,138	12%
Operating Income	26,331	23,919	2,412	10%
Interest Expense, Net	9,567	8,813	754	9%
Income Before Income Taxes	16,764	15,106	1,658	11%
Income Tax Expense	2,680	1,994	686	34%
Net Income	$14,084	$13,112	$972	7%
N/M Not Meaningful

Results of operations for the consolidated company were as follows for the six-month periods ended June 30, 2025 and 2024:

(in thousands)	Six Months Ended June 30,
	2025	2024	2025 vs. 2024
Revenue
Produced Water Handling	$119,549	$113,921	$5,628	5%
Produced Water Handling—Affiliate	70,836	55,441	15,395	28%
Water Solutions	40,053	25,497	14,556	57%
Water Solutions—Affiliate	12,521	8,695	3,826	44%
Other Revenue	1,624	969	655	68%
Total Revenue	244,583	204,523	40,060	20%
Cost of Revenue
Direct Operating Costs	108,415	79,840	28,575	36%
Cost of Goods Sold	127	—	127	NM
Depreciation, Amortization and Accretion	39,728	39,128	600	2%
Total Cost of Revenue	148,270	118,968	29,302	25%
Operating Costs and Expenses
Abandoned Well Costs	1,460	310	1,150	371%
General and Administrative	37,709	30,538	7,171	23%
Research and Development Expense	2,074	2,193	(119)	(5)%
Other Operating Expense, Net	904	737	167	23%
Total Operating Expenses	42,147	33,778	8,369	25%
Operating Income	54,166	51,777	2,389	5%
Other Expense
Interest Expense, Net	18,797	17,251	1,546	9%
Other	2,535	1	2,534	NM
Income Before Income Taxes	32,834	34,525	(1,691)	(5)%
Income Tax Expense	2,750	4,583	(1,833)	(40)%
Net Income	$30,084	$29,942	$142	-%
N/M Not Meaningful

Water Gathering and Processing Segment

Recent Developments

Reeves County Asset Acquisition

In the second quarter of 2025, we completed the acquisition of five produced water handling facilities and approximately 787 acres of land in Reeves County, Texas from a third party (the “Reeves County Asset Acquisition”) for total consideration of $13.2 million, inclusive of transaction costs, and subject to an additional $1.5 million indemnity holdback liability. Concurrent with the purchase, we sold the land purchased during this acquisition to a third party for $4.5 million. See Item 1. Financial Statements ─ Note 5. Acquisitions.

Mineral Extraction Agreement

In the second quarter of 2024, we signed a letter of intent for a development partner to construct an iodine extraction facility, as we continue to evaluate commercial opportunities for mineral extraction. We finalized site selection at one of our Permian Basin produced water handling facilities in the second quarter of 2025, and our goal is for this facility to be operational in the first half of 2026.

Operating Metrics

The amount of revenue we generate primarily depends on the volumes of water which we handle for or sell to our customers.

Our volumes were as follows for the three-month periods ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	2025 vs. 2024
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,234	1,093	141	13%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	425	314	111	35%
Groundwater Volumes Sold	98	48	50	104%
Total Water Solutions Volumes	523	362	161	44%
Total Volumes	1,757	1,455	302	21%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.87	$0.84	$0.03	4%
Water Solutions Revenue/Barrel	$0.53	$0.52	$0.01	2%
Revenue/Barrel of Total Volumes (2)	$0.77	$0.76	$0.01	1%
Direct Operating Costs/Barrel	$0.36	$0.30	$0.06	20%
Gross Margin/Barrel (3)	$0.29	$0.32	$(0.03)	(9)%
Adjusted Operating Margin/Barrel (4)	$0.41	$0.46	$(0.05)	(11)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	Gross Margin is calculated as Total Revenue less Total Cost of Revenue.
(4)	See Non-GAAP Financial Measures below.

Our volumes were as follows for the six-month periods ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	2025 vs. 2024
(thousands of barrels of water per day)
Produced Water Handling Volumes	1,213	1,126	87	8%
Water Solutions Volumes
Recycled Produced Water Volumes Sold	450	325	125	38%
Groundwater Volumes Sold	91	38	53	139%
Total Water Solutions Volumes	541	363	178	49%
Total Volumes	1,754	1,489	265	18%

Per Barrel Operating Metrics (1)
Produced Water Handling Revenue/Barrel	$0.87	$0.83	$0.04	5%
Water Solutions Revenue/Barrel	$0.54	$0.52	$0.02	4%
Revenue/Barrel of Total Volumes (2)	$0.77	$0.75	$0.02	3%
Direct Operating Costs/Barrel	$0.34	$0.29	$0.05	17%
Gross Margin/Barrel (3)	$0.31	$0.32	$(0.01)	(3)%
Adjusted Operating Margin/Barrel (4)	$0.43	$0.46	$(0.03)	(7)%

(1)	Per barrel operating metrics are calculated independently. Therefore, the sum of individual amounts may not equal the total presented.
(2)	Does not include Other Revenue.
(3)	Gross Margin is calculated as Total Revenue less Total Cost of Revenue.
(4)	See Non-GAAP Financial Measures below.

Our skim oil volumes recovered were as follows for the three-month periods ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	2025 vs. 2024
Skim Oil Volumes (bpd)	2,845	1,490	1,355	91%
Skim Oil Volumes/Produced Water Handling Volumes	0.23%	0.14%	0.09%	64%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$56.90	$72.58	$(15.68)	(22)%
(1)	Skim oil price received from the purchaser is net of certain customary deductions.

Our skim oil volumes recovered were as follows for the six-month periods ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	2025 vs. 2024
Skim Oil Volumes (bpd)	2,406	1,610	796	49%
Skim Oil Volumes/Produced Water Handling Volumes	0.20%	0.14%	0.06%	43%
Skim Oil Sales Revenue/Barrel of Skim Oil (1)	$58.95	$70.50	$(11.55)	(16)%

(1)Skim oil price received from the purchaser is net of certain customary deductions.

Revenues

An analysis of our Water Gathering and Processing segment revenues is as follows:

Produced Water Handling Revenues

Total produced water handling revenues and produced water handling revenues per barrel were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per unit amounts)	June 30,		June 30,
	2025	2024	2025	2024
Produced Water Handling Fees	$83,475	$73,586	$164,711	$148,709
Skim Oil Sales Revenue	14,732	9,843	25,674	20,653
Total Produced Water Handling Revenue	$98,207	$83,429	$190,385	$169,362

Produced Water Handling Fees/Bbl	$0.74	$0.74	$0.75	$0.73
Skim Oil Sales Revenue/Bbl	0.13	0.10	0.12	0.10
Total Produced Water Handling Revenue/Bbl	$0.87	$0.84	$0.87	$0.83

Produced water handling revenues increased for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024 primarily due to:

●	an increase of $9.9 million related to a 141 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements and
●	an increase of $4.9 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received, partially offset by lower prices received.

Produced water handling revenues increased for the six months ended June 30, 2025 as compared with the six months ended June 30, 2024 primarily due to:

●	an increase of $16.0 million primarily related to an 87 kbwpd volume increase driven by activity associated with our long-term acreage dedication agreements as well as higher prices and
●	an increase of $5.0 million in skim oil sales revenue due to increased volumes on the system and higher skim oil recoveries per barrel of produced water received, partially offset by lower prices received.

Water Solutions Revenue

Water solutions revenues increased for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024 primarily due to:

●	an increase of $4.6 million related to a 111 kbwpd increase in recycled produced water volumes,
●	an increase of $3.8 million related to a 50 kbwpd groundwater volume increase,
●	partially offset by a decrease of $1.1 million related to lower prices received on recycled volumes sold.

Water solutions revenues increased for the six months ended June 30, 2025 as compared with the six months ended June 30, 2024 primarily due to:

●	an increase of $10.4 million related to a 125 kbwpd increase in recycled produced water volumes,
●	an increase of $8.5 million related to a 53 kbwpd groundwater volume increase,
●	partially offset by a decrease of $1.2 million related to lower prices received on recycled volumes sold.

Other Revenues

During the third quarter of 2024, we finalized an agreement with a third party to construct and operate a water separation facility on their behalf. We recorded $0.3 million and $1.0 million in “Other Revenue,” respectively, related to the services performed to operate the facility during the three and six months ended June 30, 2025. See Item 1. Financial Statements ─ Note 2. Significant Accounting Policies. Other Revenue during the three and six months ended June 30, 2024 primarily included revenue related to capital recovery charges from third parties.

Expenses

An analysis of our Water Gathering and Processing segment expenses is as follows:

Direct Operating Costs

Direct operating costs for the three months ended June 30, 2025 increased $18.0 million as compared with the three months ended June 30, 2024, as a result of higher produced water handling volumes and water solutions volumes and due to the timing of maintenance expenses. Direct operating costs for the three months ended June 30, 2025 included higher water transfer costs of $4.1 million, higher groundwater expense of $3.4 million, higher electricity and fuel expense of $3.3 million, higher landowner royalties of $2.4 million and higher workover costs of $2.1 million. The $0.06 increase in direct operating costs on a per barrel basis was also primarily related to the higher expenses described above during the three months ended June 30, 2025.

Direct operating costs for the six months ended June 30, 2025 increased $28.6 million as compared with the six months ended June 30, 2024, as a result of higher produced water handling volumes and water solutions volumes and due to the timing of maintenance expenses. Direct operating costs for the six months ended June 30, 2025 included higher water transfer costs of $7.1 million, higher groundwater expense of $6.0 million, higher electricity and fuel expense of $5.4 million, higher landowner royalties of $2.5 million and higher workover costs of $2.4 million. The $0.05 increase in direct operating costs on a per barrel basis was also primarily related to the higher expenses described above during the six months ended June 30, 2025.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and six months ended June 30, 2025 slightly increased as compared with the three and six months ended June 30, 2024 due to higher depreciation expense related to new and acquired assets placed in service.

Abandoned Well Costs

See Item 1. Financial Statements ─ Note 4. Property, Plant and Equipment.

Other Operating (Income) Expense), Net

Other operating (income) expense, net includes abandoned projects. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information and Note 4. Property, Plant and Equipment.

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

UCLA Agreement

In the fourth quarter of 2024, we signed an agreement with the University of California Los Angeles (“UCLA”) to examine various pathways to extract magnesium and other potentially valuable metals and minerals from produced water. Bench testing of synthetic brines commenced during the first quarter of 2025, and testing on actual produced water brines is in progress.

Beneficial Reuse Joint Industry Project

We have a beneficial reuse strategic agreement (the “Joint Industry Project” or “JIP”) with Chevron U.S.A. Inc., ConocoPhillips, Exxon Mobil Corporation and Coterra Energy Inc. (collectively with us, the “alliance members”) to develop and pilot technologies and processes to treat produced water for potential beneficial reuse opportunities. Our goal under the JIP is to develop cost effective and scalable methods of treating produced water to create a potential water source for industrial, commercial and non-consumptive agricultural purposes. We are leading the engineering, construction and execution of the testing protocols and pilot projects, while leveraging the combined technical expertise of the alliance members. The treated water has the potential for use in a variety of applications, including non-consumptive agriculture, surface water replenishment and industrial uses. The alliance members are working with appropriate regulators to ensure that end-use applications are properly permitted, including surface discharge. Specifically, we have submitted two permit applications to the Texas Commission on Environmental Quality to permit discharge of clean water to a local reservoir. Our pilot-to-commercialization work with treatment technologies includes several phases. We completed Phase 1 testing and performance evaluation of pilot technologies during the second quarter of 2025 and are now launching Phase 2 testing which will build upon and scale Phase 1.

Expenses

An analysis of our corporate and other segment expenses is as follows:

Costs of Goods Sold

Costs of goods sold for the three and six months ended June 30, 2025 relate to operating expenses associated with our industrial water operations and specifically the Crosstek Acquisition. See Item 1. Financial Statements ─ Note 5. Acquisitions.

Depreciation, Amortization and Accretion Expenses

Depreciation, amortization and accretion expense for the three and six months ended June 30, 2025 slightly decreased as compared with the three and six months ended June 30, 2024 due to fewer new assets placed in service in the current year for this operating segment.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $1.7 million for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024 primarily due to an increase of $1.2 million in stock-based compensation. Stock-based compensation expense was $5.6 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively.

G&A expenses increased $7.2 million for the six months ended June 30, 2025 as compared with the six months ended June 30, 2024 primarily due to an increase of $3.5 million in stock-based compensation and an increase of $2.8 million in compensation and benefits, including payroll taxes. Stock-based compensation expense was $11.1 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expense is related to the development of technologies for the beneficial reuse of produced water, including expense related to the JIP. Research and development expense decreased for the three and six months ended June 30, 2025 as compared with the three and six months ended June 30, 2024 due to lower JIP expenses related to the winding down of Phase 1 of the project. For the three months ended June 30, 2025 and 2024, total research and development expense related to the JIP, which is split equally among alliance members, was $1.0 million and $2.6 million, respectively. Total research and development expense related to the JIP was $3.2 million and $5.2 million, respectively, for the six months ended June 30, 2025 and 2024.

Other Operating (Income) Expense, Net

Other operating (income) expense, net includes net gains and losses on asset sales, transaction costs and other expenses. See Item 1. Financial Statements ─ Note 3. Additional Financial Statement Information.

Interest Expense, Net

Components of interest expense, net are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Interest on Debt Instruments	$9,076	$8,596	$17,863	$16,897
Amortization of Debt Issuance Costs	705	763	1,340	1,529
Interest on Finance Lease Obligations	52	—	100	—
Total Interest Expense	9,833	9,359	19,303	18,426
Less: Amounts Capitalized	(266)	(546)	(506)	(1,175)
Interest Expense, Net	$9,567	$8,813	$18,797	$17,251

Total interest expense for the three and six months ended June 30, 2025 increased as compared with the three and six months ended June 30, 2024 primarily due to higher average outstanding debt balances driven by the new 2030 Notes, partially offset by lower average borrowings on our credit facility. The average outstanding debt balance for the three months ended June 30, 2025 was $500 million compared with $438 million for the three months ended June 30, 2024. The average outstanding debt balance for the six months ended June 30, 2025 was $481 million compared with $432 million for the six months ended June 30, 2024. Interest expense, net for the three and six months ended June 30, 2025 increased as compared with the three and six months ended June 30, 2024 due to higher average outstanding debt balances driven by the new 2030 Notes as well as a decrease in offsetting capitalized interest as a result of a decrease in assets under construction.

Other

Other expense for the six months ended June 30, 2025 is related to the loss on debt extinguishment for the satisfaction and discharge of the 2026 Notes. See Item 1. Financial Statements ─ Note 7. Debt.

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

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate sufficient cash to pay interest costs, support indebtedness and, at the discretion of our Board, return capital to equity holders. We also use Adjusted EBITDA as a performance measure under our short-term incentive plan, as well as for comparative purposes within our industry. We define Adjusted EBITDA as net income (loss) plus: interest expense; income taxes; depreciation, amortization and accretion expense; abandoned well costs, asset impairment and abandoned project charges; losses on the sale of assets; transaction costs; research and development expense; change in payables related to the Tax Receivable Agreement liability as a result of state tax rate changes; loss on debt extinguishment; stock-based compensation expense; and other non-recurring or unusual expenses or charges (such as litigation expenses, severance costs and amortization expense related to the implementation costs of our new enterprise resource planning system), less any gains on the sale of assets. Adjusted EBITDA is a non-GAAP financial measure.

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

The following table sets forth a reconciliation of the consolidated company’s net income as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$14,084	$13,112	$30,084	$29,942
Interest Expense, Net	9,567	8,813	18,797	17,251
Income Tax Expense	2,680	1,994	2,750	4,583
Depreciation, Amortization and Accretion	19,972	19,707	39,728	39,128
Abandoned Well Costs	998	(25)	1,460	310
Stock-Based Compensation	6,247	4,693	11,937	8,214
Abandoned Projects	—	16	237	745
Loss on Disposal of Assets, Net	128	168	219	114
Loss on Debt Extinguishment	—	—	2,535	—
Transaction Costs	42	89	926	96
Research and Development Expense	946	1,128	2,074	2,193
Other	(100)	300	356	527
Adjusted EBITDA	$54,564	$49,995	$111,103	$103,103

The following table sets forth a reconciliation of our Water Gathering and Processing segment’s Gross Margin as determined in accordance with GAAP to Adjusted Operating Margin for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Total Revenue	$123,748	$101,117	$243,999	$204,523
Cost of Revenue	(77,634)	(59,285)	(146,947)	(117,729)
Gross Margin	46,114	41,832	97,052	86,794
Depreciation, Amortization and Accretion	19,410	19,091	38,538	37,889
Adjusted Operating Margin	$65,524	$60,923	$135,590	$124,683
Total Volumes (thousands of barrels)	159,890	132,372	317,382	270,974
Gross Margin/Barrel	$0.29	$0.32	$0.31	$0.32
Adjusted Operating Margin/Barrel	$0.41	$0.46	$0.43	$0.46

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

As of June 30, 2025, we had a cash balance of $57.4 million and working capital, defined as current assets less current liabilities, of $71.7 million. In March 2025, we issued $500.0 million aggregate principal amount of the 2030 Notes, which mature on April 1, 2030. A portion of the proceeds thereof was used as payment for the satisfaction and discharge of the 2026 Notes and to fully repay the outstanding borrowings and accrued interest under the Credit Facility at that time. See Item 1. Financial Statements ─ Note 7. Debt. As of June 30, 2025, we had $500.0 million of principal amount of the 2030 Notes outstanding, $3.3 million in letters of credit outstanding and $346.7 million of availability under our Credit Facility. We were in compliance with the covenants under our Credit Facility and the indenture governing the 2030 Notes as of June 30, 2025. As of August 8, 2025, we had no outstanding balance under our Credit Facility. The borrowings are generally used to fund our capital program.

We have an agreement with an unaffiliated water disposal company to dispose of a minimum volume of produced water. As of June 30, 2025, the remaining minimum commitment under this agreement was $17.8 million, undiscounted. As of June 30, 2025, we had short-term purchase obligations for products and services of approximately $13.1 million due in the next twelve months. See Item 1. Financial Statements ─ Note 11. Commitments and Contingencies.

On July 4, 2025, the United States Congress enacted H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including allowing for immediate expensing of research and development expenses and the expensing of unamortized, previously capitalized, qualified research and development expenses, a less restrictive limitation on the business interest deduction and the extension of 100% bonus depreciation for qualified properties. We are still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

We expect to incur a number of non-recurring costs associated with the Merger Agreement including, among others, fees and expenses of financial advisors and other advisors and representatives. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed. In addition, the Merger Agreement precludes the Company from, among others and subject to specified exceptions, (i) creating, incurring, assuming, refinancing or otherwise becoming liable with respect to any indebtedness for borrowed money or guarantees thereof, (ii) granting, awarding or issuing equity securities, (iii) selling, leasing, transferring or disposing of assets and (iv) share repurchases.

Dividends and Distributions

Our Board declared a dividend of $0.14 per share for the first and second quarters of 2025 on our Class A common stock. In conjunction with the dividend payments, a distribution of $0.14 per unit was paid to unit holders of Aris LLC for the first and second quarters, subject to the same payment and record dates.

Our Board declared a dividend on our Class A common stock for the third quarter of 2025 of $0.14 per share. In conjunction with the dividend payment, a distribution of $0.14 per unit will be paid to unit holders of Aris LLC. The dividend will be paid on September 18, 2025 to holders of record of our Class A common stock as of the close of business on September 4, 2025. The distribution to unit holders of Aris LLC will be subject to the same payment and record dates.

The Merger Agreement provides certain restrictions on future dividends and distributions, including a cap on quarterly dividends and distributions in excess of $0.14 per share.

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities totaled $66.2 million as compared with $58.1 million provided by operating activities for the six months ended June 30, 2024. The net increase was primarily related to the $40.1 million increase in total revenues offset by increases in direct operating costs and general and administrative expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities totaled $51.4 million as compared with $56.8 million for the six months ended June 30, 2024 and was primarily related to expenditures for property, plant and equipment. The increase in expenditures during the six months ended June 30, 2025 was primarily related to the $15.2 million cash paid for the Crosstek Acquisition and the Reeves County Acquisition. See Item 1. Financial Statements ─ Note 5. Acquisitions.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities totaled $13.9 million and included the satisfaction and discharge of all $400.0 million aggregate principal amount of the 2026 Notes, the issuance of the $500.0 million aggregate principal amount of the 2030 Notes and the related $9.9 million payments of debt issuance costs. The six months ended June 30, 2025 also included net Credit Facility repayments of $44.0 million, $17.1 million in dividends and distributions payments, $10.0 million of treasury stock repurchases related to tax withholding on stock awards that vested and $4.6 million in payments related to the insurance premium financing. For the six months ended June 30, 2024, net cash provided by financing activities totaled $5.1 million and consisted of net Credit Facility borrowings of $22.0 million, $11.8 million in dividends and distributions payments, $1.3 million of treasury stock repurchases related to tax withholding on stock awards that vested and $3.8 million in payments related to the insurance premium financing.

Capital Requirements

We expect our capital expenditures will be between approximately $85.0 million to $105.0 million for 2025, which is based on our currently contracted customers’ latest outlooks on our dedicated acreage and does not take into account any impact the Merger may have on our capital expenditures after closing. Factors that could result in an increase in our capital expenditures include an increase in expected drilling activity due to the sale or exchange of dedicated acreage to customers with more active drilling practices and other changes in drilling programs. We intend to fund capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the Credit Facility.

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

Effective December 31, 2025 (if the Merger has not closed by such date and we continue as a publicly listed company), we will no longer be an emerging growth company and will be required to provide an independent auditor’s attestation report on the effectiveness of our system of control over financial reporting as of December 31, 2025. In addition, management will continue to be required to report on the design and operating effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control - Integrated Framework (2013) issued by the Committee on Sponsoring Organizations of the Treadway Commission.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. As of June 30, 2025, we had no outstanding borrowings under our Credit Facility, as we used a portion of the proceeds from the issuance of the 2030 Notes to fully repay the then outstanding borrowings under the Credit Facility. The outstanding borrowings under our Credit Facility generally bear a rate of interest at the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus an alternative base rate spread and are therefore susceptible to interest rate fluctuations.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, the risks that are discussed in our 2024 Annual Report, under the headings "Part I, Item 1A. Risk Factors" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. The risk factors below relate to the Merger with WES. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company’s business, financial condition or future results.

Because the market price of WES Common Units has fluctuated and will continue to fluctuate, the Company’s stockholders cannot be sure of the value of the consideration they will receive in the Merger, if completed.

If the Merger is completed, each eligible share of the Company’s Class A common stock and each Aris LLC unit and corresponding share of the Company’s Class B common stock outstanding immediately prior to the Merger will automatically be converted into the right to receive, pursuant to an election that has actually been received by the exchange agent and not revoked five business days prior to the anticipated closing date of the Merger or such other date as WES and the Company shall agree (the “Election Deadline”), one of the following forms of consideration: (i) a combination of 0.450 WES Common Units and $7.00 in cash (without interest) (the “Mixed Election Consideration”), (ii) $25.00 in cash (without interest) (the “Cash Election Consideration”), provided that the Cash Election Consideration is subject to proration to ensure that the aggregate amount of cash paid in the Merger does not exceed $415 million, (iii) 0.625 WES Common Units (the “Common Unit Election Consideration” and, together with the Mixed Election Consideration and the Cash Election Consideration, the “Merger Consideration”), or (iv) in the event of a failure to deliver an election or if an election is revoked and no subsequent election is made, in each case, prior to the Election Deadline, the Common Unit Election Consideration. The value of the Mixed Election Consideration and the Common Unit Election Consideration will depend on the market price of WES Common Units at the time the Merger is completed. Prior to completion of the Merger, the market price of WES Common Units is also expected to impact the market price of the Company’s Class A common stock. The value of WES Common Units has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Accordingly, the Company’s stockholders will not know or be able to determine the market value of the Merger Consideration that they would receive upon completion of the Merger to the extent all or part of the Merger Consideration payable to such stockholder includes WES Common Units. Unit price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in WES’s and the Company’s respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors are beyond WES’s and the Company’s control.

Completion of the Merger is subject to certain conditions and if these conditions are not satisfied or waived, the Merger will not be completed.

The completion of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including (i) the adoption of the Merger Agreement by the stockholders of the Company; (ii) the absence of legal restraints prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the effectiveness of the registration statement on Form S-4 that WES is obligated to file with the SEC in connection with the issuance of WES Common Units in the Merger; (v) with respect to the obligations of the Company, the approval for listing of WES Common Units to be issued in the Merger on the New York Stock Exchange, subject to official notice of issuance; (vi) the accuracy of each party’s representations and warranties (subject to certain materiality qualifiers), compliance by each party with its covenants under the Merger Agreement in all material respects, and the absence of a Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement), as applicable; and (vii) with respect to the obligations of the Company, the receipt of customary tax opinions of counsel to each of the Company and WES.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

The Company’s business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with WES, the Company or the combined business. The Company’s business relationships may be subject to disruption as parties with which WES or the Company does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than WES, the Company or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on WES’s ability to realize the anticipated benefits of the Merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what WES has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for the Company to sell its business to a party other than WES. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the Company’s Board will not withdraw or modify in a manner adverse to WES the recommendation of the Board in favor of the adoption of the Merger Agreement, and WES generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the adoption of the Merger Agreement by the Company’s stockholders, the Board is permitted to withdraw or modify in a manner adverse to WES the recommendation of the Board in favor of the adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to constitute a breach of its fiduciary duties to the Company’s stockholders under applicable law, subject to complying with certain notice and other specified conditions, including negotiating with WES regarding any revisions to the terms of the transactions contemplated by the Merger Agreement that are proposed by WES during a match right period. The Merger Agreement permits the Company to terminate the Merger Agreement prior to obtaining Company stockholder approval in order to enter into an alternative acquisition agreement with respect to a superior offer in accordance with the terms of the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of $57.0 million to WES, including if WES terminates the Merger Agreement in the event of a change in recommendation by the Board or the Company terminates the Merger Agreement in order to enter into an alternative acquisition agreement with respect to a superior offer in accordance with the terms of the Merger Agreement.

While both the Company and WES believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the $57.0 million termination fee that may become payable by the Company to WES in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the consideration payable in the Merger pursuant to the Merger Agreement.

Failure to complete the Merger could negatively impact the share price and the future business and financial results of the Company.

If the Merger is not completed for any reason, including as a result of the Company’s stockholders failing to adopt the Merger Agreement or any other condition not being satisfied or waived, the ongoing business of the Company may be adversely affected, and without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:

●	the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;

●	the Company may experience negative reactions from its customers, regulators and employees;

●	the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

●	the Merger Agreement places certain restrictions on the conduct of the Company’s businesses prior to completion of the Merger, and such restrictions, the waiver of which are subject to the written consent of WES (in certain cases, not to be unreasonably withheld, conditioned or delayed), and subject to certain exceptions and qualifications, may prevent the Company from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that the Company would have made, taken or pursued if these restrictions were not in place; and

●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by the Company’s management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.

In the event of a termination of the Merger Agreement under certain circumstances specified in the Merger Agreement, the Company may be required to pay a termination fee of $57.0 million to WES.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect the Company’s business, financial condition, financial results, ratings, bond prices and/or share price.

In addition, the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect the Company’s business, financial condition, financial results, ratings, share prices and/or bond prices.

Potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs.

Stockholders of the Company may file lawsuits against WES, the Company and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

The Company will incur significant transaction and Merger-related costs in connection with the Merger.

The Company expects to incur a number of non-recurring costs associated with the Merger. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of financial advisors and other advisors and representatives and certain employment-related costs relating to employees of the Company. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock occurring in the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2025 - 4/30/2025 (1)	285	$24.62	-	-
5/1/2025 - 5/31/2025 (1)	-	-	-	-
6/1/2025 - 6/30/2025 (1)	854	22.04	-	-
Total	1,139	$22.69	-	-
(1)	Represents shares of our Class A common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under our 2021 Equity Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements for Directors and Officers

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1

Agreement and Plan of Merger, dated as of August 6, 2025, by and among the Aris Water Solutions, Inc., Western Midstream Partners, LP, Arrakis OpCo Merger Sub LLC, Arrakis Holdings Inc., Arrakis Unit Merger Sub LLC, Arrakis Cash Merger Sub LLC and Aris Water Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 7, 2025, File No. 001-40955).

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

10.1

Amendment No. 2 to Amended and Restated Water Gathering and Disposal Agreement, effective as of July 29, 2025, by and among Solaris Midstream DB-NM, LLC, COG Operating LLC, COG Production LLC, Concho Oil & Gas LLC and COG Acreage LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2025, File No. 001-40955).

10.2	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2025, File No. 001-40955).
10.3

Tax Receivable Agreement Amendment, dated as of August 6, 2025, by and among Aris Water Solutions, Inc., Western Midstream Partners, LP, COG Operating LLC, Yorktown Energy Partners XI, L.P., Solaris Energy Capital, LLC, William Zartler and Amanda Brock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2025, File No. 001-40955).

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

August 11, 2025	Aris Water Solutions, Inc.

	By:	/s/ Amanda M. Brock
Amanda M. Brock
President and Chief Executive Officer

/s/ Stephan E. Tompsett
Stephan E. Tompsett R. Schroer
Chief Financial Officer

/s/ Jeffrey K. Hunt
Jeffrey K. Hunt
Chief Accounting Officer